Form 10-Q
period 1996-12-31
TANISYS TECHNOLOGY INC
filed 1997-02-27
CIK 929775

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549

                                     _________

                                     FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1996
                               or
/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to


                        Commission File Number 0-23038

                                  _________

                    TANISYS TECHNOLOGY, INC.
     (Exact name of registrant as specified in its charter)


         WYOMING                                       74-2675493
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)               Identification Number)

       12201 TECHNOLOGY BLVD., SUITE 130
         AUSTIN, TEXAS 78727                         78727
    (Address of principal executive offices)       (Zip Code)

                         (512) 335-4440
       Registrant's Telephone Number, Including Area Code

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   /X/  Yes      / /  No

  Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 24, 1997:

            TITLE OF CLASS           NUMBER OF SHARES
                                       OUTSTANDING
            --------------          -----------------
    Common Stock, no par value        16,635,155

             TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                               INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I     FINANCIAL INFORMATION
Item 1.      Interim Consolidated Condensed Financial Statements (Unaudited)
             Consolidated Condensed Balance Sheets - December 31, 1996 and September 30, 1996.....  3
             Consolidated Condensed Statements of Loss - For the Three Month Periods Ended
             December 31, 1996 and 1995...........................................................  4
             Consolidated Condensed Statements of Cash Flows - For the Three Month Periods
             Ended December 31, 1996 and 1995.....................................................  5
             Notes to Interim Consolidated Condensed Financial Statements (Unaudited).............  6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations...........................................................................  8
PART II    OTHER INFORMATION
Item 1.      Legal Proceedings....................................................................  13
Item 5.      Other Information....................................................................  13
Item 6.      Exhibits.............................................................................  14
SIGNATURES........................................................................................  15

                        PART I.  FINANCIAL INFORMATION
              ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                     TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            (UNAUDITED)
                                                            DECEMBER 31,   SEPTEMBER 30,
                                                               1996             1996
                                                            ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                $1,794,323        $2,689,569
   Trade accounts receivable, net of allowance of $98,450
     and $84,557, respectively                               6,383,341         5,069,399
   Accounts receivable from related parties                     17,691            17,691
   Inventory                                                 2,043,833         1,804,458
   Prepaid expense                                             391,159           217,570
                                                           -----------       -----------
      Total current assets                                  10,630,347         9,798,687
                                                           -----------       -----------
Property and equipment, net of accumulated depreciation of
    $1,081,516 and $906,589, respectively                    2,131,481         1,817,479
Incorporation costs, net                                           896             1,024
Patents and trademarks, net                                     87,905            84,337
Goodwill, net of accumulated amortization of $3,552,333
    and $2,220,208, respectively                             7,104,665         8,436,790
Other assets                                                    84,127            84,000
                                                           -----------       -----------
                                                           $20,039,421       $20,222,317
                                                           -----------       -----------
                                                           -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $2,762,142        $2,920,530
   Accounts payable to related parties                         --                 64,618
   Accrued liabilities                                         582,621           929,376
   Revolving credit note                                     4,445,851         3,075,000
                                                           -----------       -----------
      Total current liabilities                              7,790,614         6,989,524
                                                           -----------       -----------
   Obligations under capital lease                             111,059           123,000
                                                           -----------       -----------
      Total liabilities                                      7,901,673         7,112,524
                                                           -----------       -----------
Commitments and contingencies
Stockholders' equity:
      Share capital-Common stock, no par value,
       50,000,000 shares authorized, 16,626,655 and
       15,978,537 shares issued and outstanding at
       December 31, 1996 and September 30, 1996,
       respectively                                         25,120,576        23,955,136
   Accumulated deficit                                     (12,975,883)      (10,838,398)
   Accumulated foreign currency translation adjustment          (6,945)           (6,945)
                                                           -----------       -----------
      Total stockholders' equity                            12,137,748        13,109,793
                                                           -----------       -----------
                                                           $20,039,421       $20,222,317
                                                           -----------       -----------
                                                           -----------       -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES


                     CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                      1996           1995
                                                      ----           ----
Net sales                                          $15,263,661      $83,643
Cost of goods sold                                  13,668,236        8,969
                                                   -----------    ---------
Gross profit                                         1,595,425       74,674
                                                   -----------    ---------
Operating expenses:
   Research and development                            518,708      100,611
   Sales and marketing                                 697,986       73,053
   General and administrative                          906,315      298,224
   Depreciation and amortization                     1,456,340       18,692
                                                   -----------    ---------
      Total operating expenses                       3,579,349      490,580
                                                   -----------    ---------
Operating loss                                      (1,983,924)    (415,906)
                                                   -----------    ---------
Other income (expense):
   Interest income                                      11,709       14,589
   Interest expense                                   (165,270)         --
                                                   -----------    ---------
Net loss                                           ($2,137,485)   ($401,317)
                                                   -----------    ---------
Loss per weighted average common share                  ($0.13)      ($0.04)
                                                   -----------    ---------
                                                   -----------    ---------
Weighted average number of common shares            16,163,626    9,097,305
                                                   -----------    ---------
                                                   -----------    ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                               ENDED DECEMBER 31,
                                                             1996           1995
                                                             ----           ----
Cash flows from operating activities:
Net loss                                                  ($2,137,485)    ($401,317)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                            1,456,340        18,692
   (Increase) decrease in accounts receivable              (1,313,942)        3,986
   (Increase) decrease in inventory                          (239,375)        3,987
   Increase in prepaid expense                               (173,589)       (9,610)
   Decrease in accounts payable and accrued liabilities      (569,761)      (86,744)
                                                          -----------    ----------
Net cash used in operating activities                      (2,977,812)     (471,006)
                                                          -----------    ----------
Cash flows from investing activities:
   Purchase of fixed assets                                  (435,690)       (7,720)
   Patents and trademark costs                                 (6,094)       (8,831)
                                                          -----------    ----------
Net cash used in investing activities                        (441,784)      (16,551)
                                                          -----------    ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                   --          115,000
   Draws (payments) on revolving credit note, net           1,370,851          --
   Principal payments on capital lease obligations            (11,941)         --
   Net proceeds from exercise of stock options                 10,440          --
   Net proceeds from exercise of warrants                   1,155,000          --
                                                          -----------    ----------
Net cash provided by financing activities                   2,524,350       115,000
                                                          -----------    ----------
                                                          -----------    ----------
Decrease in cash and cash equivalents                        (895,246)     (372,557)
Cash and cash equivalents, beginning of period              2,689,569     1,317,024
                                                          -----------    ----------
Cash and cash equivalents, end of period                   $1,794,323      $944,467
                                                          -----------    ----------
                                                          -----------    ----------
Supplemental disclosure of cash flow information:
         Interest paid                                       $165,270            $0
         Interest received                                    $11,709       $14,589
Non-cash activity:
         Shares issued to related parties and others to
          satisfy accrued liabilities                              $0       $47,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TANISYS TECHNOLOGY, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Tanisys Technology, Inc. and its wholly owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended September 30, 1996 contained in the Company's Registration Statement on Form 10 (SEC File No. 0-29038) filed with the Securities and Exchange Commission on November 27, 1996, as amended in Form 10/A Amendment No. 1 filed January 24, 1997.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary to present fairly the consolidated financial position as of December 31, 1996, the consolidated results of operations for the three-month periods ended December 31, 1996 and 1995 and the consolidated cash flows for the three-month periods ended December 31, 1996 and 1995 have been made.

NOTE 2:  RECEIVABLES

One customer accounted for a significant percentage of the Company's accounts receivable at December 31, 1996. Accounts receivable from one memory module customer represented $1.8 million, or 27%, of the $6.4 million balance of accounts receivable at December 31, 1996. Management believes the receivables will be collected within a year, although there is no assurance that such will be the case. The Company's business, financial condition and results of operations will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, the success of its customers' products and the general economy. Factors affecting any of the Company's major customers and their respective customers could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 3:  INVENTORY

Inventory consists of the following:

                     (Unaudited)          (Audited)
                      December 31,        September 30,
                         1996                 1996
                     ------------         -------------
  Raw ma terials       $1,306,194          $1,343,522
  Work-in-process         131,411             203,017
  Finished goods          606,228             257,919
                      -----------          ----------
                       $2,043,833          $1,804,458

NOTE 4:  REVOLVING CREDIT NOTE

At December 31, 1996, the Company did not comply with certain financial covenants. The financial institution has waived compliance with those covenants as of and for the three months ended December 31, 1996. See "Note 7: Subsequent Events" below.

NOTE 5:  SHARE CAPITAL, OPTIONS AND WARRANTS

STOCK OPTIONS

During the first quarter of fiscal 1997, stock options were exercised for the purchase of 4,000 common shares for total gross proceeds of $10,440.

WARRANTS

During the first quarter of fiscal 1997, warrants were exercised for the purchase of 644,118 common shares for total gross proceeds of $1,155,000.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

The Company is not currently using the computer game controller technology, and the associated royalty does not relate to any of the Company's current products.

NOTE 7:  SUBSEQUENT EVENTS

In January 1997, stock options were exercised for the purchase of 8,500 common shares for total gross proceeds of $22,460.


In February 1997, in connection with the waiver of the non-compliance with the financial covenants noted in "Note 4" above, the Company agreed to reduce the maximum amount of available borrowings of the revolving credit note referred to in "Note 4" above from $6 million to $4 million over an eight-week period. In conjunction with this reduction, the Company also agreed to reduce the percentage of qualified accounts receivable included in the borrowing base from its current 80% to 70%. This reduction would occur 1% per week over a five-week period and an additional 1% per month over the subsequent five-month period. The Company had outstanding borrowings against the revolving note of $4.4 million at February 15, 1997.

The Company has a total of $1.5 million in accounts receivable which are in excess of 90 days past invoice date. Two customers, one of which is discussed in "Note 2" above, account for $1.1 million of the amount past due over 90 days. The total accounts receivable on these two accounts is $2.2 million, of which the Company has insurance coverage of $250 thousand and therefore exposure of approximately $1.95 million in potential loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY AND ITS SUBSIDIARIES (THE "TANISYS GROUP") THAT ARE BASED ON THE BELIEFS OF THE TANISYS GROUP'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR THE TANISYS GROUP'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER CONCENTRATIONS, CUSTOMER RELATIONSHIPS AND FINANCIAL CONDITION, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, DISTRIBUTION NETWORKS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OF MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE TANISYS GROUP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Tanisys Group for the three-month periods ended December 31, 1995 and 1996. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Tanisys Technology, Inc. (the "Company") and subsidiaries (collectively known as the "Tanisys Group"), the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Tanisys Group's fiscal year ended September 30, 1996 and references to quarterly periods refer to the Tanisys Group's fiscal quarters ended December 31, 1995 and 1996.

The Company was organized under the laws of the Province of British Columbia, Canada, on January 27, 1984, as Montebello Resources Ltd., and pursued oil and gas exploration in British Columbia and Manitoba, Canada. In October 1992, the Company changed its name to First American Capital Group Inc. Unsuccessful in the exploration business, the Company became dormant pursuant to the rules and regulations of the Vancouver Stock Exchange (the "VSE"). During the first two quarters of 1993, the Company was reorganized in accordance with the rules of the VSE. As part of this reorganization, the Company acquired Timespan Communications Corp. ("Timespan") and its computer game controller technology. Timespan, a wholly owned subsidiary of the Company, was dissolved as of October 23, 1996. The Company changed its name to Rosetta Technologies Inc. in May 1993 and to Tanisys Technology, Inc. in July 1994. Until May 20, 1996, the Company focused on research and development of highly specialized applications of capacitive touch sensing technology.

Effective May 20, 1996, the Company acquired, through mergers with its wholly owned subsidiaries, all of the outstanding common stock of 1st Tech Corporation ("1st Tech") and DarkHorse Systems, Inc. ("DarkHorse") and began operations in Austin, Texas as a consolidated group of companies. The Tanisys Group consists of technology solutions companies that provide custom design, engineering and manufacturing services, test solutions and standard and custom module products to leading original equipment manufacturers ("OEMs") in the computer networking and telecommunications industries. In consideration for the acquisitions of 1st Tech and DarkHorse, the Company issued 2,950,000 and 1,200,000 shares, respectively, of its common stock, no par value ("Common Stock"). Prior but subject to the consummation of the acquisitions of 1st Tech and DarkHorse by the Company, 1st Tech issued 1,150,000 shares of its common stock for $2.00 per share in an equity financing, raising a total of $2.3 million, the proceeds of which were used to reduce short-term debt and provide working capital for 1st Tech.

   The Tanisys Group's net sales and gross profit increased dramatically in the last two quarters of fiscal year 1996 and the first quarter of the current fiscal year, due to the acquisitions of 1st Tech and DarkHorse. In fiscal 1996, revenues were $15.0 million with gross profit of $2.3 million (15.5% of revenue) versus fiscal 1995 revenues of $.4 million and gross profit of $.2 million (69.4% of revenue). This is an increase in revenues of $14.6 million, in excess of 4,000%, and in gross profit of $2.1 million, more than 800%. Net losses increased to $4.4 million in fiscal 1996, or 29.4% of gross revenues, from $2.4 million in fiscal 1995, or 681.6% of gross revenues. The increases in revenues, gross profit and net losses are due primarily to the acquisitions of 1st Tech and DarkHorse on May 20, 1996. Management believes that revenues and gross profits will fluctuate due to the continuing oversupply of memory chips, which dramatically drives down the prices of the Tanisys Group's products, the continuing fluctuations in the cost of memory and components, the fact that many of the Tanisys Group's competitors are better capitalized and can purchase inventory in sufficient quantities to obtain more favorable pricing, and other factors, including changes in pricing by suppliers and competitors and changes in the proportion of contract manufacturing done--where the customer consigns the material--versus manufacturing on a turnkey basis--where the Tanisys Group purchases the necessary materials.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated income data of the Tanisys Group expressed as a percentage of net sales (unaudited) for the three-month periods ended December 31, 1996 and 1995:

                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                ---------------------
                                                1996            1995
                                                ----            ----
     Net sales                                 100.0%          100.0%
     Cost of goods sold                         89.5            10.7
                                               -----           -----
     Gross profit                               10.5            89.3
                                               -----           -----
     Operating expenses:
        Research and development                 3.4           120.3
        Sales and marketing                      4.6            87.3
        General and administrative               5.9           356.5
        Depreciation and amortization            9.5            22.3
                                               -----           -----
     Total operating expenses                   23.5           586.5
                                               -----           -----
     Operating loss                            -13.0          -497.2
     Other income (expense), net                -1.0            17.4
                                               -----           -----
     Net loss                                  -14.0%          -479.8%
                                               -----           -----
                                               -----           -----
NET SALES

  Net sales consist of custom manufacturing services, custom memory modules, standard memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales increased from $84 thousand in the first quarter of fiscal 1996 to $15.3 million in the first quarter of fiscal 1997. The increase in fiscal 1997 is primarily due to the acquisitions of 1st Tech and DarkHorse and, to a lesser degree, to increases in sales volume in the 1st Tech memory module product line.

COST OF SALES AND GROSS PROFIT

Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased from $75 thousand in the first quarter of fiscal 1996 to $1.6 million in first quarter fiscal 1997. Gross margin decreased from 89.3% in first quarter fiscal 1996 to 10.5% in first quarter 1997. The increase in gross profit as well as the decrease in gross margin were primarily due to the acquisitions of 1st Tech and DarkHorse and the dramatic change in the types of products being sold by the Company before and after the acquisitions. To a lesser extent, the improvement in the Company's gross profit was due to the addition of consignment inventory of certain memory components, shortening the manufacturing response time and making it possible to compete on the basis of timeliness of delivery rather than on price alone, while not exposing the Tanisys Group's assets to the risk of carrying larger inventories.

RESEARCH AND DEVELOPMENT

  Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased from $101 thousand in first quarter fiscal 1996 to $519 thousand in first quarter fiscal 1997, representing an increase of 415.6% from period to period. The substantial increase was primarily due to the acquisitions of the additional product lines of 1st Tech and DarkHorse and the related research and development expenditures.

SALES AND MARKETING

  Sales and marketing expenses include all employee and independent sales personnel compensation, as well as the costs of advertising, promotions, trade shows, travel and direct support. Sales and marketing expenses increased from $73 thousand in first quarter fiscal 1996 to $698 thousand in first quarter fiscal 1997, an 855.5% increase. In the first quarter of fiscal years 1996 and 1997, sales and marketing expenses expressed as a percentage of revenues were 87.3% and 4.6%, respectively. The increase in actual funds expended was connected with the acquisitions of the product lines of 1st Tech and DarkHorse. The decrease in the expenses expressed as a percentage of revenues was caused primarily by the significant increase in revenues related to the acquisitions of 1st Tech and DarkHorse. Sales and marketing expenses are expected to remain approximately the same or to grow slightly when expressed as a percentage of revenue and to continue to increase significantly in terms of absolute dollars in future periods as revenues continue to grow.

GENERAL AND ADMINISTRATIVE

  General and administrative costs consist primarily of personnel costs, including employee compensation and benefits, and support costs, including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $906 thousand in first quarter fiscal 1997 from $298 thousand in first quarter fiscal 1996, a 203.9% increase. In the first quarter of fiscal years 1996 and 1997, general and administrative expenses expressed as a percentage of revenues were 356.5% and 5.9%, respectively. The increase in actual funds expended in fiscal 1997 is primarily due to the acquisitions of 1st Tech and DarkHorse. The decrease in expenses expressed as a percentage of revenues is primarily caused by the significant increase in revenues related to the acquisitions of 1st Tech and DarkHorse and, to a lesser extent, to the institution of cost controls on general and administrative expenses. The absolute dollar expenses associated with the general and administrative area are expected to increase significantly in future periods due to anticipated continued growth in business activity and increased costs associated with being a reporting company. The general and administrative expenses are not expected to grow significantly in future periods when expressed as a percentage of sales.

DEPRECIATION AND AMORTIZATION

  Depreciation and Amortization includes the depreciation for all fixed assets and the amortization of intangibles, including goodwill incurred in the acquisitions of 1st Tech and DarkHorse. Depreciation and amortization increased to $1.5 million in first quarter fiscal 1997 from $19 thousand in first quarter fiscal 1996. The substantial increase is due primarily to the amortization of the goodwill recorded in conjunction with the acquisitions of 1st Tech and DarkHorse.

OTHER INCOME (EXPENSE)

  Net other income (expense), consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a revolving credit note. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. The Company had no debt and earned interest on its available cash until its May 20, 1996 acquisitions of 1st Tech and DarkHorse. Thereafter, the Tanisys Group incurred net interest expense due to the increased balances of inventories and accounts receivable. The Tanisys Group expects to continue to require borrowings to fund growth in inventories and accounts receivable in the future and therefore expects to continue to reflect net interest expense.

PROVISION FOR INCOME TAXES

  The Company has never paid income taxes and at September 30, 1996 had a net operating loss carryforward of $4.3 million. While there can be no assurance that the Tanisys Group will generate the taxable income required to use all or any part of the carryforward prior to the expiration of the carryforward, the Tanisys Group would be able to incur taxable income in the carryforward period equal to the total loss carryforward without the payment of taxes.
The existing carryforward expires 15 years after the year in which it was incurred. Therefore, if the carryforward is not used to offset future taxable income, the net operating loss carryforward at September 30, 1996 will expire in fiscal years 2010 ($2.5 million) and 2011 ($1.8 million).

   The availability of the net operating loss carryforward and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended, in the event of ownership change as defined in Section 382 of the Code.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has used funds generated from operations, equity financings, capital leases, vendor credits and certain bank borrowings to support its operations, acquire capital equipment and finance inventory acquisitions and accounts receivable balances. During the first quarter fiscal 1997, the Company generated $2.5 million in net cash from financing activities versus $.1 million in the first quarter fiscal 1996. The $2.5 million in fiscal 1997 consisted of $1.2 million from the exercise of warrants and options to purchase common stock and $1.3 million of net draws on the Company's revolving credit note.

   Subsequent to the May 20, 1996 acquisitions, the Tanisys Group has utilized the funds acquired in an equity financing of Common Stock in the first quarter of fiscal 1996, the exercise of warrants and stock options, capital and operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. There have been no further offerings or issuances of unregistered securities other than in connection with the exercise of warrants and stock options. At December 31, 1996, the Tanisys Group had $1.8 million of cash and $2.8 million of working capital.

   The Company currently has two customers with a total of $2.2 million in accounts receivable which are not in compliance with the agreed payment terms. The Company is aggressively attempting to collect the accounts and has been assured by both customers that full or partial payment will be made.
 However, at this time there is no assurance that the accounts will be collected or if collected, what time period will be required for full collection. The Company has a total of $250 thousand insurance coverage on these two accounts. Until collection can be made, the Company will be required to use virtually all of its cash and cash equivalents to carry these accounts. Accounts over 90 days are excluded from the borrowing base and reduce the available credit under the revolving credit note referenced in "Note 4" of notes to the consolidated financial statements.

   The Tanisys Group has a $6 million revolving credit note at a financial institution bearing interest at the financial institution's prime rate plus a percentage between one and three percent (8.25% as of December 31, 1996) depending upon a ratio which is calculated monthly. This revolving credit note is due on the earlier of demand or when note matures June 30, 1998 and is secured by all of the Company's assets. Draws are made as necessary from funds available for borrowing, which are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of accounts receivable. At December 31, 1996, $4.4 million was outstanding and there were no additional borrowings available under the revolving credit note. The revolving credit note has certain restrictions concerning, among other things, the payment of dividends, additional debt and material changes in management and requires the Tanisys Group to maintain certain minimum financial ratios including a minimum net worth and minimum current ratio. At December 31, 1996, the Tanisys Group did not comply with certain financial covenants. The financial institution has waived compliance with the covenants as of and for the three months ended December 31, 1996.
In connection with the granting of the waivers, the Company agreed with the financial institution to phase the total amount of the revolving credit note down to $4 million over an eight-week period beginning February 21, 1997, and to reduce the percentage of qualified accounts receivable included in the borrowing base from 80% to 70% by 1% per week for five weeks and then 1% per month over the subsequent five-month period. At February 15, 1997, the Company had utilized $4.4 million of its revolving credit note.

   Capital expenditures totaled approximately $8 thousand and $436 thousand in the first quarter of fiscal years 1996 and 1997, respectively. These expenditures were primarily for the purchase of manufacturing equipment, test equipment and the expansion of manufacturing facilities. The Tanisys Group expects to fund capital expenditures of approximately $2 million in the remainder of fiscal 1997 for additional manufacturing capacity through working capital, operating leases and capital leases.

   The Tanisys Group has entered into certain capital lease arrangements. The outstanding principal on these obligations at December 31, 1996 was $163 thousand.

   The Tanisys Group believes that its existing funds, anticipated cash flow from operations and amounts available from future vendor credits, bank borrowings and the exercise of outstanding warrants will be sufficient to meet its working capital and capital expenditure needs for the next twelve months at the projected level of operations. However, if the warrant holders should choose not to exercise a significant amount of the outstanding warrants, the Company would be required to obtain alternate sources for additional debt and rely upon a future equity offering or offerings for such funding. Management is considering a proposal to reduce the exercise price of outstanding warrants. There is no assurance that the warrants holders will choose to exercise their warrants or, in the event that they choose not to exercise, that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SIGNIFICANT CUSTOMER CONCENTRATION

  A significant percentage of the Tanisys Group's net sales is produced by a relatively small number of customers. In the first quarters of fiscal 1996 and 1997, the ten largest customers accounted for approximately 66% and 73% of net sales, respectively. No single customer produced as much as 10% of net sales during either period. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1997 will continue to utilize the Company's products or services. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation of volume of purchases from a particular customer to continue throughout this fiscal year.

The Company in general has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers. Customer purchase orders are subject to change, cancellation or delay with little or no consequence to the customer. Therefore, the Company has experienced such changes and cancellations and expects to continue to do so in the future. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. The Company's business, financial condition and results of operations will depend significantly on its ability to obtain purchase orders from existing and new customers, upon the financial condition and success of its customers, the success of customer's products and the general economy. Factors affecting the industries of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  At the date hereof, there is no pending or, to the best knowledge of the Company, threatened litigation involving the Company.

ITEM 5.  OTHER INFORMATION

   On November 27, 1996, the Tanisys Group filed its Form 10, General Form for Registration of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, in order to become a reporting company in the United States in preparation for an application to be listed on the National Association of Securities Dealers, Inc.'s ("Nasdaq") SmallCap Market ("Nasdaq SmallCap Market"). On January 6, 1997, the Tanisys Group filed the Nasdaq SmallCap Market Application required to be considered for listing on that system. The Tanisys Group received comments from the Securities and Exchange Commission (the "SEC") on January 27, 1997. The Tanisys Group must satisfactorily respond to such comments from the SEC prior to the completion of the processing of the Nasdaq SmallCap Market application and plans to file the required responses expeditiously and to pursue the Nasdaq SmallCap Market application approval. There can be no assurance that the SEC will accept the Tanisys Group's responses, that the SEC will not have further comments upon the receipt of such responses or that the application for listing on the Nasdaq SmallCap Market will be approved.

ITEM 6.  EXHIBITS

  The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis.


EXHIBIT
NUMBER       DESCRIPTION
--------     -----------
3.1           Articles of Continuance dated June 30, 1993 (Exhibit 3.1 to Form 10 Registration Statement filed
              November 27, 1996)

3.2           Articles of Amendment to Articles of Continuance dated July 11, 1994 (Exhibit 3.2 to Form 10
              Registration Statement filed November 27, 1996)

3.3           Articles of Amendment dated April 28, 1995 (Exhibit 3.3 to Form 10 Registration Statement filed
              November 27, 1996)

3.4           Articles of Amendment dated April 15, 1996 (Exhibit 3.4 to Form 10 Registration Statement filed
              November 27, 1996.

3.5           Restated Bylaws of the Company (Exhibit 3.5 to Form 10 Registration Statement filed November 27,
              1996)

4.1           Form of Warrant Agreement dated May 17, 1995 (Exhibit 4.1 to Form 10 Registration Statement filed
              November 27, 1996)

4.2           Form of Class B Warrant (Exhibit 4.2 to Form 10 Registration Statement filed November 27, 1996)

4.3           Share Purchase Warrant Certificate dated October 13, 1995 (Exhibit 4.3 to Form 10 Registration
              Statement filed November 27, 1996)

4.4           Form of Warrant Agreement dated as of December 20, 1995 (Exhibit 4.4 to Form 10 Registration
              Statement filed November 27, 1996)

4.5           Form of Class C Warrant (Exhibit 4.5 to Form 10 Registration Statement filed November 27, 1996)

4.6           Specimen of Common Stock Certificate (Exhibit 4.6 to Form 10 Registration Statement filed
              November 27, 1996)

10.16         Employment Agreement dated October 11, 1996 by and between the Company and Guy Fielder (filed herewith)

10.22         Manufacturing Agreement dated as of November 1, 1996 by and between the Company and Siemens
              Components, Inc. (filed herewith)

10.23         Inventory Management Service Agreement dated as of November 1, 1996 by and between the
              Company and Siemens Components, Inc. (filed herewith)

10.24         Amendment and Restatement of Credit Agreement, dated as of February 21, 1997, by and between 1st Tech, DarkHorse, the Company and The Chase Manhattan Bank (filed herewith)

10.25         Revolving Credit Note dated as of February 21, 1997, by and between 1st Tech, DarkHorse, the Company and The Chase Manhattan Bank (filed herewith)



12.1          Statement regarding Computation of Per Share Earnings (filed herewith)

21.1          Subsidiaries of the Company (filed herewith)

27.1          Financial Data Schedule (filed herewith)



                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TANISYS TECHNOLOGY, INC.



Date:  February 26, 1997           By:  /s/ MARK C. HOLLIDAY
                                      ------------------------------------
                                      Chairman of the Board and
                                      and Chief Executive Officer



Date:  February 26, 1997           By:  /s/ JOE O. DAVIS
                                      ------------------------------------
                                      Senior Vice President and
                                      and Chief Financial Officer