Form 10-Q
period 1997-03-31
TANISYS TECHNOLOGY INC
filed 1997-05-15
CIK 929775

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                    ______________

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March  31, 1997
                                          or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from       to


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No


    Indicated below is the number of shares outstanding of the registrant's only class of common stock at May 14, 1997:

               Title of Class                       Number of Shares
               --------------                          Outstanding
                                                       -----------
         Common Stock, no par value                    17,851,214

                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                            QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                        INDEX



                                                                                                      PAGE
                                                                                                      ----
PART I  FINANCIAL INFORMATION
Item 1.  Interim Consolidated Condensed Financial Statements (Unaudited)
         Consolidated Condensed Balance Sheets - March 31, 1997 and September 30, 1996 . . . . . .     3
         Consolidated Condensed Statements of Loss - For the Three Month and Six Month
              Periods Ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . .     4
         Consolidated Condensed Statements of Cash Flows - For the Six  Month
              Periods Ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . .     5
         Notes to Interim Consolidated Condensed Financial Statements. . . . . . . . . . . . . . .     6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
         (b) Current Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16






PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               TANISYS TECHNOLOGY, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)


                                                                        MARCH 31,          SEPTEMBER 30,
                                                                          1997                  1996
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 1,775,168         $ 2,689,569
   Trade accounts receivable, net of allowance of $87,918 and              7,072,854           5,069,399
        $84,557, respectively
    Accounts receivable from related parties                                 143,691              17,691
   Inventory                                                               3,572,140           1,804,458
   Prepaid expense                                                           403,632             217,570
----------------------------------------------------------------------------------------------------------
      Total current assets                                                12,967,485           9,798,687
----------------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation of                 2,411,969           1,817,479
    $1,280,672 and $906,589, respectively
Incorporation costs, net                                                         768               1,024
Patents and trademarks, net                                                   85,379              84,337
Goodwill, net of accumulated amortization of $3,286,707 and                3,884,290           5,677,040
    $1,493,958, respectively
Other assets                                                                  94,127              84,000
----------------------------------------------------------------------------------------------------------
                                                                         $19,444,018         $17,462,567
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $6,581,018          $2,920,530
   Accounts payable to related parties                                             0              64,618
   Accrued liabilities                                                       452,943             929,376
   Revolving credit note                                                   4,775,940           3,075,000
----------------------------------------------------------------------------------------------------------
      Total current liabilities                                           11,809,901           6,989,524
----------------------------------------------------------------------------------------------------------
   Obligations under capital lease                                            89,525             123,000
----------------------------------------------------------------------------------------------------------
      Total liabilities                                                   11,899,426           7,112,524
----------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
      Share capital-Common stock, no par value, 50,000,000 shares         22,988,004          20,469,136
       authorized, 17,851,214 and 15,978,537 shares issued and
       outstanding, respectively
   Accumulated deficit                                                   (15,443,412)        (10,119,093)
----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                           7,544,592          10,350,043
----------------------------------------------------------------------------------------------------------
                                                                         $19,444,018         $17,462,567
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES+E18
                      CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                     (UNAUDITED)


                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                   ENDED MARCH 31,               ENDED MARCH 31,
                                               1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------
Net sales                                  $12,057,378         $8,092    $27,321,039        $91,735
Cost of goods sold                          10,454,191            262     24,122,427          9,231
-----------------------------------------------------------------------------------------------------
Gross profit                                 1,603,187          7,830      3,198,612         82,504
-----------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                    653,634        170,582      1,172,342        271,193
   Sales and marketing                         736,344         68,973      1,434,330        142,026
   General and administrative                  884,181        271,002      1,743,655        569,226
   Bad Debt Expense                          1,759,806              0      1,806,647              0
   Depreciation and amortization             1,042,892         15,869      2,063,482         34,561
-----------------------------------------------------------------------------------------------------
      Total operating expenses               5,076,857        526,426      8,220,456      1,017,006
-----------------------------------------------------------------------------------------------------
Operating loss                             (3,473,670)      (518,596)    (5,021,844)      (934,502)
-----------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                               2,690         23,871         14,399         38,460
   Interest expense                          (151,604)              0      (316,874)              0
-----------------------------------------------------------------------------------------------------
Net loss                                  ($3,622,584)     ($494,725)   ($5,324,319)     ($896,042)
-----------------------------------------------------------------------------------------------------

Loss per weighted average common share         ($0.21)        ($0.05)        ($0.32)        ($0.09)
-----------------------------------------------------------------------------------------------------

Weighted average number of common shares    16,937,045      9,896,854     16,539,432      9,551,047
-----------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                               FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                                  ENDED MARCH 31,               ENDED MARCH 31,
                                                                             1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                 ($3,622,584)     ($494,725)   ($5,324,319)     ($896,042)
Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                           1,042,892         15,869      2,063,482         34,561
   (Increase) decrease in accounts receivable                               (671,822)        37,463     (1,985,764)        41,449
   (Increase) decrease in inventory                                       (1,528,307)           319     (1,767,682)         4,306
   (Increase) decrease in prepaid expense                                   (156,164)        15,018       (329,753)         5,408
   Increase (decrease) in accounts payable and accrued liabilities         3,689,199         18,925      3,119,438        (67,819)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activites                                      (1,246,786)      (407,131)    (4,224,598)      (878,137)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of fixed assets                                                 (434,353)        (3,441)      (870,043)       (11,161)
   Patents and trademark costs                                                     0            814         (6,094)        (8,017)
   Other                                                                           0         (1,100)             0         (1,100)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (434,353)        (3,727)      (876,137)       (20,278)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                      0      1,524,053              0      1,639,053
   Draws (payments) on revolving credit note, net                            330,090              0      1,700,941              0
   Principal payments on capital lease obligations                           (21,534)             0        (33,475)             0
   Net proceeds from exercise of stock options                                22,460              0         32,900              0
   Net proceeds from exercise of warrants                                  1,330,968        187,500      2,485,968        187,500
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  1,661,984      1,711,553      4,186,334      1,826,553
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Increase/decrease in cash and cash equivalents                               (19,155)     1,300,695       (914,401)       928,138
Cash and cash equivalents, beginning of period                             1,794,323        944,467      2,689,569      1,317,024
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $1,775,168     $2,245,162     $1,775,168     $2,245,162
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
         Interest paid                                                      $151,604             $0       $316,874             $0
         Interest received                                                    $2,690        $23,871        $14,399        $38,460
Non-cash activity:
         Shares issued to related parties and others to satisfy
         accrued liabilities                                                       0              0              0         47,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Tanisys Technology, Inc. and its wholly owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim consolidated condensed financial statements be read in conjunction with the Company's restated consolidated financial statements and the notes thereto for the fiscal year ended September 30, 1996 contained in the Company's Form 10/A Amendment No. 3 to its Registration Statement on Form 10 (SEC File No. 0-29038) filed with the Securities and Exchange Commission on April 25, 1997, which Form 10 Registration Statement was subsequently amended by Form 10/A Amendment No. 4 filed on May 9, 1997 and Form 10/A Amendment No. 5 filed May 12, 1997.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary to present fairly the consolidated financial position as of March 31, 1997, the consolidated results of operations for the three and six-month periods ended March 31, 1997 and 1996 and the consolidated cash flows for the three and six-month periods ended March31, 1997 and 1996 have been made.

NOTE 2:  RECEIVABLES

One customer who owes the Company $1.7 million for an account receivable is negotiating to pay the Company a discounted amount over three years. There can be no assurance that the negotiations will be successful, and based on the uncertainty of the customer's ability to pay, the Company has expensed the entire $1.7 million to bad debt. The Company's business, financial condition and results of operations will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and the general economy. The factors affecting any of the Company's major customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 3:  INVENTORY

Inventory consists of the following:

                       March 31,           September 30,
                         1997                1996
                       ---------           -------------

    Raw materials    $2,588,239              $1,343,522
    Work-in-process     261,282                 203,017
    Finished goods      722,619                 257,919
                      ----------              ----------
                      $3,572,140              $1,804,458
                      ----------              ----------
                      ----------              ----------


NOTE 4:  REVOLVING CREDIT NOTE

In February 1997, the Company agreed to reduce the maximum amount of available borrowings of the revolving credit note from $6 million to $4 million over an eight-week period. In conjunction with this reduction, the Company also agreed to reduce the percentage of qualified accounts receivable included in the borrowing base from its current 80% to 70%. This reduction would occur 1% per week over a five-week period and an additional 1% per month over the subsequent five-month period. The Company had outstanding borrowings against the revolving credit note of $4.8 million at March 31, 1997.

Effective May 2, 1997, the Company entered into the Second Amendment to Amendment and Restatement of Credit Agreement with the financial institution. See Note 8, Subsequent Events.

NOTE 5:  LEASE COMMITMENTS

The Company leases certain equipment and office space under non-cancelable leases with expiration dates ranging from 1997 through 2001.

Future minimum lease payments under all leases at March 31, 1997 were as follows:

                                            CAPITAL LEASES    OPERATING LEASES
                                            --------------    ----------------

    1997                                     $  28,637           $ 346,778
    1998                                        57,275             538,288
    1999                                        57,275             384,733
    2000                                        41,821             379,209
    2001                                             0             318,447
                                             ---------           ---------
    Total minimum lease payments               185,008          $1,967,455

    Amounts representing interest               43,227
                                             ---------
    Present value of minimum capital
       lease payments                          141,781

    Less:  current portion                      52,265
                                             ---------

    Long-term capital lease obligation       $  89,525
                                             ---------
                                             ---------


Rent expense recorded under all operating leases was $164,000 and $955 for the three months ended March 31, 1997 and 1996, respectively. Rent expense recorded under all operating leases was approximately $329,000 and $1,910 for the six months ended March 31, 1997 and 1996, respectively.

NOTE 6:  SHARE CAPITAL, OPTIONS AND WARRANTS

STOCK OPTIONS

During the six months ended March 31, 1997, a stockholder of the Company exercised stock options for the purchase of 12,500 shares of the Company's common stock for total gross proceeds of $32,900.

WARRANTS

During the first quarter of fiscal 1997, stockholders of the Company exercised warrants for the purchase of 644,118 shares of the Company's common stock for total gross proceeds of $1,155,000.

During the second quarter of fiscal 1997, stockholders of the Company exercised warrants for the purchase of 1,216,059 shares of the Company's common stock for total gross proceeds of $1,330,968. The exercise prices of the warrants were reduced in consideration of the early exercise date so that the Company could repay the related party loan (see Note 7, Related Party Transactions). The shares issued upon exercise of the warrants are subject to resale restrictions.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company arranged a loan of $1 million from certain stockholders, including related parties. The loan was utilized by the Company to take advantage of an inventory purchase opportunity. All of the $1 million loan was repaid through the exercise of outstanding stock purchase warrants (See Note 6, Share Capital, Options and Warrants).

NOTE 8:  SUBSEQUENT EVENTS

SEC FORM 10 FILING

On May 12, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that the Commission's Staff had no further comments on the Company's General Form for Registration of Securities on Form 10, as amended, which was originally filed on November 27, 1996. Therefore, the Company has completed the requirements for registration under Section 12(g) of the Securities Exchange Act of 1934, as amended.

REVOLVING CREDIT NOTE

At March 31, 1997, the Company had a revolving credit note at a financial institution which had a $5 million maximum borrowing limit until April 18, 1997, which was to be reduced by $250 thousand each Friday until the maximum amount was reduced to $4 million. The percentage of qualified accounts was established at 75% until April 4, 1997, 74% until April 18, 1997 and then would have been reduced by 1% each week through the termination date (July 1, 1997) or upon the earlier of demand by the financial institution. The revolving credit note is secured by all of the Company's assets. Effective May 2, 1997, the Company entered into the Second Amendment to Amendment and Restatement of Credit Agreement with the financial institution. This amendment established the maximum amount of the commitment at $4.5 million and the advance rate at 73% until the July 1, 1997 termination date of the revolving credit note. The revolving credit note also was amended to allow the stockholders of the Company to make working capital loans which are subordinated to the amounts owed to the financial institution, including a prohibition on any repayment of such loans until the financial institution has been completely repaid.

ITEM 2.

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO TANISYS TECHNOLOGY, INC. (THE "COMPANY") AND ITS SUBSIDIARIES (COLLECTIVELY THE "TANISYS GROUP") THAT ARE BASED ON THE BELIEFS OF THE TANISYS GROUP'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR THE TANISYS GROUP'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER CONCENTRATIONS, CUSTOMER RELATIONSHIPS AND FINANCIAL CONDITIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, DISTRIBUTION NETWORKS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OF MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE TANISYS GROUP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following is a discussion of the consolidated financial condition and results of operations of the Tanisys Group for the three-month and six-month periods ended March 31, 1997 and 1996. It should be read in conjunction with the Interim Consolidated Condensed Financial Statements of the Tanisys Group, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Tanisys Group's fiscal year ended September 30, 1996 and references to quarterly periods refer to the Tanisys Group's fiscal quarters ended March 31, 1997 and 1996.

    The Company was organized under the laws of the Province of British Columbia, Canada, on January 27, 1984, as Montebello Resources Ltd., and pursued oil and gas exploration in British Columbia and Manitoba, Canada. In October 1992, the Company changed its name to First American Capital Group Inc. Unsuccessful in the exploration business, the Company became dormant pursuant to the rules and regulations of the Vancouver Stock Exchange ("VSE"). During the first two quarters of 1993, the Company was reorganized in accordance with the rules of the VSE. As part of this reorganization, the Company acquired Timespan Communications Corp. ("Timespan") and its computer game controller technology. Timespan, a wholly owned subsidiary of the Company, was dissolved as of October 23, 1996. The Company changed its name to Rosetta Technologies Inc. in May 1993 and to Tanisys Technology, Inc. in July 1994. Until May 21, 1996, the Company focused on research and development of highly specialized applications of capacitive touch sensing technology.

    Effective May 21, 1996, the Company acquired, through mergers with its wholly owned subsidiaries, all of the outstanding common stock of 1st Tech Corporation ("1st Tech") and DarkHorse Systems, Inc. ("DarkHorse") and began operations in Austin, Texas as a consolidated group of companies providing custom design, engineering and manufacturing services, test solutions and standard and custom module products to leading original equipment manufacturers ("OEMs") in the computer networking and telecommunications industries. In consideration for the acquisitions of 1st Tech and DarkHorse, the Company issued 2,950,000 and 1,200,000 shares, respectively, of Common Stock. Prior but subject to the consummation of the acquisitions of 1st Tech and DarkHorse by the Company, 1st Tech issued 1,150,000 shares of its common stock for $2.00 per share in an equity financing, raising a total of $2.3 million, the proceeds of which were used to reduce short-term debt and provide working capital for 1st Tech.

    The Tanisys Group's net sales and gross profit increased dramatically in the first two quarters of the current fiscal year and the last two quarters of fiscal year 1996, due to the acquisitions of 1st Tech and DarkHorse. In fiscal 1996, revenues were $15.0 million with gross profit of $2.3 million (15.5% of revenue) versus fiscal 1995 revenues of $.4 million and gross profit of $.2 million (69.4% of revenue). This is an increase in revenues of $14.6 million, in excess of 4,000%, and in gross profit of $2.1 million, more than 800%. Net losses increased to $3.7 million in fiscal 1996, or 24.6% of gross revenues, from $2.4 million in fiscal 1995, or 681.6% of gross revenues. The increases in revenues, gross profit and net losses are due primarily to the acquisitions of 1st Tech and DarkHorse on May 21, 1996. Management believes that revenues and gross profits will fluctuate due to the continuing oversupply of memory chips, which dramatically drives down the prices of the Tanisys Group's products, the continuing fluctuations in the cost of memory and components, the fact that many of the Tanisys' Group's competitors are better capitalized and can purchase inventory in sufficient quantities to obtain more favorable pricing, and other factors, including changes in pricing by suppliers and competitors and changes in the proportion of contract manufacturing done--where the customer consigns the material--versus manufacturing on a turnkey basis--where the Tanisys Group purchases the necessary materials.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated income data of the Tanisys Group expressed as a percentage of net sales (unaudited) for the three-month and six-month periods ended March 31, 1997 and 1996:

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        MARCH  31,                    MARCH 31,
                                                   1997          1996            1997         1996
                                                   ----          ----            ----         ----
    Net sales                                    100.0%         100.0%         100.0%         100.0%
    Cost of goods sold                            86.7            3.2           88.3           10.1
                                               ----------     ----------     ----------     ----------
    Gross profit                                  13.3           96.8           11.7           89.9
                                               ----------     ----------     ----------     ----------
    Operating expenses:
      Research and development                     5.4        2,108.0            4.3          295.6
      Sales and marketing                          6.1          852.4            5.2          154.8
      General and administrative                   7.3        3,349.0            6.4          620.5
      Bad Debt Expense                            14.6            0.0            6.6            0.0
      Depreciation and amortization                8.7          196.1            7.6           37.7
                                               ----------     ----------     ----------     ----------
    Total operating expenses                      42.1        6,505.5           30.1        1,108.6
                                               ----------     ----------     ----------     ----------

    Operating loss                               (28.8)      (6,408.7)         (18.4)      (1,018.7)
    Other income (expense), net                   (1.2)         295.0           (1.1)          41.9
                                               ----------     ----------     ----------     ----------
    Net loss                                     (30.0%)     (6,113.7%)        (19.5%)       (976.8%)
                                               ----------     ----------     ----------     ----------
                                               ----------     ----------     ----------     ----------

NET SALES

    Net sales consist of custom manufacturing services, custom memory modules, standard memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales increased to $12.1 million in the second quarter of fiscal 1997 from $8.1 thousand in the same period of fiscal 1996. Net sales for the first six months of fiscal 1997 increased to $27.3 million from $91.7 thousand in the same period of fiscal 1996. The increases in fiscal 1997 are primarily due to the acquisitions of 1st Tech and DarkHorse and, to a lesser degree, to increases in sales volume in the 1st Tech memory module product line.

COST OF SALES AND GROSS PROFIT

Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased to $1.6 million for the second quarter of fiscal 1997 from $7.8 thousand in the same period of the prior year. Gross profit for the first six months of fiscal 1997 increased to $3.2 million from $82.5 thousand in the same period of fiscal 1996. Gross profit margin decreased to 13.0% in second quarter fiscal 1997 from 96.8% in second quarter fiscal 1996 and to 11.7% from 89.9% in the first six months of 1997 versus the same period in 1996. The increases in gross profit as well as the decreases in gross profit margin were primarily due to the acquisitions of 1st Tech and DarkHorse and the dramatic change in the types of products being sold by the Company before and after the acquisitions. To a lesser extent, the improvement in the Company's gross profit was due to the addition of consignment inventory of certain memory components, shortening the manufacturing response time and making it possible to compete on the basis of timeliness of delivery rather than on price alone, while not exposing the Tanisys Group's assets to the risk of carrying larger inventories.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $654 thousand in second quarter fiscal 1997 from $171 thousand in second quarter fiscal 1996, representing an increase of 283.2% from period to period. Research and development expenses increased to $1.2 million in the first six months of fiscal 1997 from $271 thousand in the same period of fiscal 1996, representing a 332.3% increase from period to period. The substantial increases were primarily due to the acquisitions of the additional product lines of 1st Tech and DarkHorse and the related research and development expenditures.

SALES AND MARKETING

    Sales and marketing expenses include all compensation of employees and independent sales personnel as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased to $736 thousand in second quarter fiscal 1997 from $69 thousand in second quarter 1996, a 967.6% increase. Sales and marketing expenses increased to $1.4 million in the first six months of fiscal 1997 from $142 thousand in the same period of fiscal 1996, a 909.9% increase. In the second quarter of fiscal years 1997 and 1996, sales and marketing expenses expressed as a percentage of revenues were 6.1% and 852.4%, respectively. In the first six months of fiscal years 1997 and 1996, sales and marketing expenses expressed as a percentage of revenues were 5.2% and 154.8%, respectively. The increases in actual funds expended are connected with the acquisitions of the product lines of 1st Tech and DarkHorse. The decreases in the expenses expressed as a percentage of revenues is primarily caused by the significant increases in revenues related to the acquisitions of 1st Tech and DarkHorse. Sales and marketing expenses are expected to remain approximately the same or to grow slightly when expressed as a percentage of revenue and to continue to increase significantly in terms of absolute dollars in future periods as revenues continue to grow.

GENERAL AND ADMINISTRATIVE

    General and administrative costs consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $884 thousand in second quarter fiscal 1997 from $271 thousand in second quarter fiscal 1996, a 226.3% increase. In the first six months of fiscal years 1997 and 1996, general and administrative expensed increased to $1.7 million from $569 thousand, a 206.3% increase. General and administrative expenses expressed as a percentage of revenues were 7.3% and 3,349.0% in the second quarter of fiscal years 1997 and 1996, respectively, and 6.4% and 620.5% in the first six months of fiscal years 1997 and 1996, respectively. The increase in actual funds expended in fiscal 1997 is primarily due to the acquisitions of 1st Tech and DarkHorse. The decrease in expenses expressed as a percentage of revenues is primarily caused by the significant increase in revenues related to the acquisitions of 1st Tech and DarkHorse and, to a lesser extent, to the institution of cost controls on general and administrative expenses. The absolute dollar expenses associated with the general and administrative area are expected to increase significantly in future periods due to anticipated continued growth in business activity and increased costs associated with being a reporting company. The general and administrative expenses are not expected to grow significantly in future periods when expressed as a percentage of sales.

Bad Debt Expense

    Bad debt expenses consist of amounts charged to expense because of trade accounts receivable becoming uncollectible. The Company's method of accounting for bad debts is to use historical actual charge expenses to estimate the amount of current sales which will be uncollectible and provide for them by creating an allowance which is netted against the trade accounts receivable so that the net balance is the amount that it is estimated will be collected according to the terms of the sales. The amount of the reserve account is determined by analyzing prior periods and applying the resulting calculated percentage to current sales as an estimate of the amount that will ultimately be collected. The Company writes off additional amounts related to specific accounts as the collection of these accounts becomes questionable. In the second quarter of fiscal 1997, the amount charged to bad debt expense was $1.8 million. In the first six months of fiscal 1997, the amount charged to bad debt expense was $1.8 million. There were no charges made in the second quarter of fiscal 1996 or the first six months of fiscal 1996. The increase in fiscal 1997 bad debt expense is primarily due to a $1.7 million bad debt expense for one customer and, to a lesser extent, increased sales in conjunction with the acquisitions of 1st Tech and DarkHorse.

DEPRECIATION AND AMORTIZATION

    Depreciation and Amortization includes the depreciation for all fixed assets and the amortization of intangibles, including goodwill incurred in the acquisitions of 1st Tech and DarkHorse. Depreciation and amortization increased to $1.0 million in second quarter fiscal 1997 from $15.9 thousand in second quarter fiscal 1996. In the first six months of fiscal 1997, depreciation and amortization increased to $2.1 million from $34.6 thousand in the first six months of fiscal 1996. The substantial increases are due primarily to the amortization of goodwill recorded in conjunction with the acquisitions of 1st Tech and DarkHorse.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net consists primarily of interest income less interest expense. Interest expense is primarily attributable to borrowings from a revolving credit note. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund trade accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. The Company had no debt and earned interest on its available cash until its May 21, 1996 acquisitions of 1st Tech and DarkHorse. Thereafter, the Tanisys Group incurred net interest expense due to the increased balances of inventories and accounts receivable. The Tanisys Group expects to continue to require borrowings to fund growth in inventories and accounts receivable in the future and therefore expects to continue to reflect net interest expense.

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

    The availability of the net operating loss carryforward and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of ownership change as defined in Section 382 of the Code. This section states that after reorganization or other change in corporate ownership, the use of certain carryovers may be significantly limited or prohibited. There are two types of ownership changes that can trigger carryover limitations: an ownership change involving a 5% stockholder and any tax-free reorganization. In either case, one or more 5% stockholders must have increased their percentage of ownership in the corporation by more than 50% over the pre-change ownership percentage, generally within three years of ownership change. The Tanisys Group does not believe that a Code Section 382 limitation currently exists.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has used funds generated from operations, equity financings, capital leases, vendor credits and certain bank borrowings to support its operations, acquire capital equipment and finance inventory acquisitions and accounts receivable balances. During the second quarter fiscal 1997, the Company generated $1.7 million in net cash from financing activities versus $1.7 million in the second quarter fiscal 1996. The $1.7 million in second quarter fiscal 1997 consisted of $1.4 million from the exercise of warrants and options to purchase common stock and $.3 million of net draws on the Company's revolving credit note. For the first six months of fiscal 1997, the Company generated $4.2 million in net cash from financing activities versus $1.8 million in the first six months of fiscal 1996. The $4.2 million in the first six months of fiscal 1997 consisted of $2.5 million from the exercise of warrants and options and $1.7 million of net cash draws on the Company's revolving credit note.

    Subsequent to the May 21, 1996 acquisitions, the Tanisys Group has utilized the funds acquired in equity financings of its Common Stock in 1995, the exercise of warrants, exercise of stock options, capital and operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. There have been no further offerings or issuances of unregistered securities other than in connection with the exercise of warrants and stock options. At March 31, 1997, the Tanisys Group had $1.8 million of cash and $1.2 million of working capital.

    At March 31, 1997, the Tanisys Group had a revolving credit note at a financial institution which had a $5 million maximum borrowing limit until April 18, 1997, which is reduced by $250 thousand each Friday until the maximum amount is reduced to $4 million. The percentage of qualified accounts was established at 75% until April 4, 1997, 74% until April 18, 1997, and then will be reduced by 1% each week through the termination date, July 1, 1997, or upon the earlier of demand by the financial institution, and is secured by all the Company's assets. Effective May 2, 1997, the Tanisys Group entered into the Second Amendment to Amendment and Restatement of Credit Agreement with the financial institution. This amendment established the maximum amount of the commitment at $4.5 million and the advance rate at 73% until July1, 1997, the termination date of revolving credit note. The revolving credit note also was amended to allow the stockholders of the Company to make working capital loans which are subordinated to the amounts owed to the financial institution, including a prohibition on any repayment of such loans until the financial institution has been completely repaid. Draws are made as necessary from funds available for borrowing, which are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of accounts receivable. At March 31, 1997, $4.8 million was outstanding and there were no additional borrowings available under the revolving credit note.. The revolving credit note has certain restrictions concerning, among other things, the payment of dividends, additional debt and material changes in management and requires the Tanisys Group to maintain a minimum net worth, and earnings before interest, taxes, depreciation and amortization is required to be an amount greater than zero. As of March 31, 1997, the Tanisys Group was in compliance with all financial covenants and has been in compliance with all requirements of the credit agreement, either by fulfilling all requirements or by waiver, from the inception of the credit agreement.

    The Company is negotiating with four lenders to replace the current revolving credit facility and intends to have a new facility in place no later than June 30, 1997. On April 3, 1997, a letter of intent was entered into with one of the lenders and a majority of the due diligence procedures have been completed but there is no definitive agreement in place and there is no guarantee that one can be negotiated in the time frame specified. If an agreement is not in place prior to the termination of the present agreement, Tanisys Group management would approach the current lender and request an extension of the termination date of the existing credit agreement.

    Capital expenditures totaled approximately $434 thousand and $4 thousand in the second quarter of fiscal years 1997 and 1996, respectively. In the first six months of fiscal years 1997 and 1996, capital expenditures were $876 thousand and $20 thousand, respectively. These capital expenditures were primarily for the purchase of manufacturing equipment, test equipment and the expansion of manufacturing facilities. The Tanisys Group expects to fund capital expenditures of approximately $.5 million in the remainder of fiscal 1997 for additional manufacturing capacity through working capital, operating leases and capital leases.

    The Tanisys Group entered into a 60-month operating lease for equipment valued at $1.5 million effective March 1, 1997. This lease required a letter of credit equal to approximately 40% of the equipment cost in year one, with annual decreases in the letter of credit over the life of the lease.

    The Tanisys Group believes that its existing funds, anticipated cash flow from operations, amounts available from future vendor credits, bank borrowings and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months at the projected level of operations. However, if there should be a significant increase in sales levels which require additional investments in equipment, inventory and accounts receivable, the Company would be required to obtain alternate sources for additional debt and rely upon a future equity offering or offerings for such funding. There is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SIGNIFICANT CUSTOMER CONCENTRATION

    A significant percentage of the Tanisys Group's net sales is produced by a relatively small number of customers. In the second quarter of fiscal 1997 and 1996, the ten largest customers accounted for approximately 62.6% and 76% of net sales, respectively. In the first six months of fiscal 1997 and 1996, the ten largest customers accounted for approximately 59.9% and 100%, respectively. One customer accounted for 24.9% of total sales in the second quarter of 1997, two customers accounted for 11.1% and 10.9%, respectively, of total sales in the first six months of fiscal 1997, and no single customer produced as much as 10% of net sales during the second quarter of 1996 or the first six months of 1996. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1997 will continue to utilize the Company's products or services. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation of volume of purchases from a particular customer to continue throughout this fiscal year.

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

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    At the date hereof, there are no pending, or to the best knowledge of the Company, threatened matters involving litigation involving the Company.

ITEM 5.  OTHER INFORMATION

    On November 27, 1996, the Tanisys Group filed with the Securities Exchange Commission (the "Commission") its Registration Statement on Form 10 (the "Form 10"), registering the Company's common stock, no par value per share (the "Common Stock"), under the Securities Exchange Act of 1934, as amended. The Company has filed various amendments on Form 10/A to the Form 10 in response to comments of the Commission's Staff. On May 12, 1997, the Commission completed its review of the Form 10, as amended. The Company also has filed an application with the National Association of Securities Dealers, Inc. for its Common Stock to be listed on the Nasdaq Stock Market's SmallCap Market There can be no assurance that the listing application will be approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

     EXHIBIT
     NUMBER                             DESCRIPTION
     -------                            -----------

     3.1 Articles of Continuance dated June 30, 1993 (Exhibit 3.1 to Form 10 Registration Statement filed November 27, 1996)

     3.2 Articles of Amendment to Articles of Continuance dated July 11, 1994 (Exhibit 3.2 to Form 10 Registration Statement filed November 27, 1996)

     3.3 Articles of Amendment dated April 28, 1995 (Exhibit 3.3 to Form 10 Registration Statement filed November 27, 1996

     3.4 Articles of Amendment dated April 15, 1996 (Exhibit 3.4 to Form 10 Registration Statement filed November 27, 1996.

     3.5 Restated Bylaws of the Company (Exhibit 3.5 to Form 10 Registration Statement filed November 27, 1996)

     4.6 Specimen of Common Stock Certificate (Exhibit 4.6 to Form 10 Registration Statement filed November 27, 1996)

     10.30 Master Lease Agreement dated January 30, 1997 by and between the Company and Copelco Capital Inc. (filed herewith)

     12.1 Statement regarding Computation of Per Share Earnings (filed herewith)

     27.1     Financial Data Schedule (filed herewith)

(b) Current Reports on Form 8-K:

    None.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TANISYS TECHNOLOGY, INC.



Date:  May 14, 1997           By: /s/ JOE O. DAVIS
                                  ------------------------------------
                                  Joe O. Davis
                                  SENIOR VICE PRESIDENT AND
                                  CHIEF FINANCIAL OFFICER
                             (Duly authorized and Principal Financial Officer)




Date:  May 14, 1997           By: /s/ DONALD R. TURNER
                                  ------------------------------------
                                  Donald R. Turner
                                  CORPORATE CONTROLLER
                             (Duly authorized and Principal Accounting Officer)