Form 10-Q/A
period 1996-12-31
TANISYS TECHNOLOGY INC
filed 1997-07-10
CIK 929775

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                    --------------

                                     FORM 10-Q/A
                                   AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1996
                                          or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to


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

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at July 09, 1997:

                                                      NUMBER OF SHARES
                       TITLE OF CLASS                   OUTSTANDING
                       --------------                   -----------
                 Common Stock, No par value             17,851,214

                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                        INDEX


PART I    FINANCIAL INFORMATION
Item 1.    Interim Consolidated Condensed Financial Statements (Unaudited)
           Consolidated Condensed Balance Sheets - December 31, 1996 and
           September 30, 1996...................................................  3
           Consolidated Condensed Statements of Loss - For the Three Month
           Periods Ended December 31, 1996 and 1995 ............................  4
           Consolidated Condensed Statements of Cash Flows - For the Three
           Month Periods Ended December 31, 1996 and 1995 ......................  5
           Notes to Interim Consolidated Condensed Financial Statements
           (Unaudited) .........................................................  6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...........................................  9
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings ................................................... 16
Item 5.    Other Information ................................................... 16
Item 6.    Exhibits ............................................................ 17
SIGNATURES ..................................................................... 15

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                     1996             1996
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,794,323     $  2,689,569
  Trade accounts receivable, net of allowance of $98,450 and        6,401,032        5,069,399
    $84,557, respectively
  Accounts receivable from related parties                             17,691           17,691
  Inventory                                                         2,043,833        1,804,458
  Prepaid expense                                                     373,468          217,570
----------------------------------------------------------------------------------------------
      Total current assets                                         10,630,347        9,798,687
----------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation of
  $1,081,516 and $906,589, respectively                             2,131,481        1,817,479
Incorporation costs, net                                                  896            1,024
Patents and trademarks, net                                            87,905           84,337
Goodwill, net of accumulated amortization of $2,390,333 and
  $1,493,958, respectively                                          4,780,665        5,677,040
Other assets                                                           84,127           84,000
----------------------------------------------------------------------------------------------
                                                                 $ 17,715,421     $ 17,462,567
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  2,762,142     $  2,920,530
  Accounts payable to related parties                                       -           64,618
  Accrued liabilities                                                 582,621          929,376
  Revolving credit note                                             4,445,851        3,075,000
----------------------------------------------------------------------------------------------
      Total current liabilities                                     7,790,614        6,989,524
----------------------------------------------------------------------------------------------
  Obligations under capital lease                                     111,059          123,000
----------------------------------------------------------------------------------------------
      Total liabilities                                             7,901,673        7,112,524
----------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
    Share capital-Common stock, no par value, 50,000,000 shares    21,634,576       20,469,136
    authorized, 16,626,655 and 15,978,537 shares issued and
    outstanding, at December 31, 1996 and September 30,
    1996, respectively
  Accumulated deficit                                             (11,820,828)     (10,119,093)
----------------------------------------------------------------------------------------------
      Total stockholders' equity                                    9,813,748       10,350,043
----------------------------------------------------------------------------------------------
                                                                 $ 17,715,421     $ 17,462,567
==============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                     (UNAUDITED)


                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                              DECEMBER 31,
                                                           1996          1995
-------------------------------------------------------------------------------
Net sales                                              $15,263,661    $  83,643
Cost of goods sold                                      13,668,236        8,969
-------------------------------------------------------------------------------
Gross profit                                             1,595,425       74,674
-------------------------------------------------------------------------------

Operating expenses:
   Research and development                                518,708      100,611
   Sales and marketing                                     697,986       73,053
   General and administrative                              859,474      298,224
   Depreciation and amortization                         1,020,590       18,692
   Bad debt expense                                         46,841            0
-------------------------------------------------------------------------------
      Total operating expenses                           3,143,599      490,580
-------------------------------------------------------------------------------
Operating loss                                          (1,548,174)    (415,906)
-------------------------------------------------------------------------------
Other income (expense):
   Interest income                                          11,709       14,589
   Interest expense                                       (165,270)          --
-------------------------------------------------------------------------------
Net loss                                               $(1,701,735)   $(401,317)
-------------------------------------------------------------------------------

Loss per weighted average common share                 $     (0.11)   $   (0.04)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Weighted average number of common shares                16,163,626    9,097,305
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                       FOR THE THREE
                                                        MONTHS ENDED
                                                       DECEMBER  31,
                                                    1996          1995
-------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                         $(1,701,735)   $(401,317)
Adjustments to reconcile net loss
 to cash used in operating activities:
   Depreciation and amortization                   1,020,590       18,692
   (Increase) decrease in accounts receivable     (1,331,633)       3,986
   (Increase) decrease in inventory                 (239,375)       3,987
   Increase in prepaid expense                      (155,898)      (9,610)
   Decrease in accounts payable and
    accrued liabilities                             (569,761)     (86,744)
-------------------------------------------------------------------------
Net cash used in operating activities             (2,977,812)    (471,006)
-------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of fixed assets                         (435,690)      (7,720)
   Patents and trademark costs                        (6,094)      (8,831)
-------------------------------------------------------------------------
Net cash used in investing activities               (441,784)     (16,551)
-------------------------------------------------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock              -      115,000
   Draws (payments) on revolving credit
    note, net                                      1,370,851            -
   Principal payments on capital lease
    obligations                                      (11,941)           -
   Net proceeds from exercise of stock options        10,440            -
   Net proceeds from exercise of warrants          1,155,000            -
-------------------------------------------------------------------------
Net cash provided by financing activities          2,524,350      115,000
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Decrease in cash and cash equivalents               (895,246)    (372,557)
Cash and cash equivalents, beginning of period     2,689,569    1,317,024
-------------------------------------------------------------------------
Cash and cash equivalents, end of period         $ 1,794,323   $  944,467
=========================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                    $165,270           $0
   Interest received                                 $11,709      $14,589
Non-cash activity:
   Shares issued to related parties and
    others to satisfy accrued liabilities                 $0      $47,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           TANISYS TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Tanisys Technology, Inc. and its wholly-owned subsidiaries (the Company) as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2: RESTATEMENT TO THE FINANCIAL STATEMENTS

The Company previously issued financial statements reflecting the acquisitions of 1st Tech and DarkHorse based on a $3.03 per share price for the Company's common shares issued. This price was based on the closing price of the Company's common stock on May 21, 1996 of $5.05 discounted by 40% to give effect to the restrictions on the shares and the risks involved (the "Original per Share Price"). Immediately prior to the consummation of the acquisitions, 1st Tech sold 1,150,000 shares of its common stock in a private placement offering for a cash price of $2.00 per share (the "Private Offering Price per Share"). The 1,150,000 shares then were converted into 1,150,000 shares of the Company's common stock effective May 21, 1996. Based upon discussions with the Securities and Exchange Commission, the Company has restated its financial statements utilizing a $2.00 per share price in recording the acquisitions.

Goodwill originally recorded in connection with the acquisitions was determined as the number of shares of the Company's common stock issued to stockholders of 1st Tech and DarkHorse times the Original per Share Price. Goodwill has been restated utilizing the Private Offering Price per Share.

The Consolidated Balance Sheets and the Consolidated Statements of Loss and Cash Flows have been restated to reflect the foregoing item. The following table sets forth selected information as originally reported and as restated for the fiscal quarter ended December 31, 1996:



                                             Fiscal Quarter Ended
Goodwill, net                                   DECEMBER 31, 1996

    As originally reported                               $ 7,104,665
    Adjustment                                           ( 2,324,000)
                                                         ------------

                     Restated Goodwill, net              $ 4,780,665
                                                         -----------

  Net loss:
    As originally reported                               $(2,137,485)
    Adjustment                                               435,750
                                                             -------

                     Restated net loss                   $(1,701,735)
                                                         ------------

  Net loss per share:
    As originally reported                                    $(0.13)
    Adjustment                                                  0.02
                                                                ----

                     Restated net loss per share              $(0.11)
                                                              -------

NOTE 3: RECEIVABLES

One customer accounted for a significant percentage of the Company's accounts receivable at December 31, 1996. Accounts receivable from this one customer represented $1.8 million, or 28%, of the $6.4 million balance of accounts receivable at December 31, 1996. The Company's business, financial condition and results of operations will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, the success of its customers' products and the general economy. Factors affecting any of the Company's major customers and their respective customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Note 8: Subsequent Events," below.

NOTE 4:  INVENTORY

Inventory consists of the following:
                           December 31,            September 30,
                              1996                     1996
                           ------------            -------------
Raw materials              $1,306,194               $1,343,522
Work-in-process               131,411                  203,017
Finished goods                606,228                  257,919
                           ----------               ----------
                           $2,043,833               $1,804,458

NOTE 5:  REVOLVING CREDIT NOTE

At December 31, 1996, the Company did not comply with certain financial covenants. The financial institution has waived compliance with those
covenants as of and for the three month period ended December 31, 1996.   See
"Note 8: Subsequent Events," below.

NOTE 6:  SHARE CAPITAL, OPTIONS AND WARRANTS

STOCK OPTIONS

During the first quarter of fiscal 1997, stock options were exercised for the purchase of 4,000 common shares for total gross proceeds of $10,440.

WARRANTS

During the first quarter of fiscal 1997, warrants were exercised for the purchase of 644,118 common shares for total gross proceeds of $1,155,000.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is not currently using the computer game controller technology and the associated royalty does not relate to any of the Company's current products.

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

NASDAQ

On May 22, 1997 the Company began trading on the Nasdaq SmallCap market under the symbol TNSU. As a result, the Company voluntarily delisted its stock from the Vancouver Stock Exchange (VSE) at the close of business on June 6, 1997.

RECEIVABLES

For the period ending March 31, 1997 the Company had a bad debt write off of $1.7 million for the customer referred to in Note 3 above.

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

On June 30, 1997, the Company's financial institution informed the Company that they would continue to entertain the Company's requests for loans beyond the July 1 termination date until July 31, 1997 at the lender's sole and absolute discretion so that the Company could finalize a new revolving credit facility with another lender.

On June 27, 1997 the Company received approval of an $8.5 million, three-year revolving credit facility from a different financial institution. Borrowings under the line will be based on eligible accounts receivable, inventory and equipment values subject to the terms and conditions of the final agreement. While the company has received a commitment letter and the major terms and conditions have been agreed upon, the loan documents have not been finalized. Failure to secure a new line of credit could have a material adverse effect on the Company's business, financial condition and results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of the Tanisys Group for the three-month periods ended December 31, 1996 and 1995. It should be read in conjunction with the Interim Consolidated Condensed Financial Statements of Tanisys Technology, Inc. (the "Company") and subsidiaries (collectively known as the "Tanisys Group"), the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Tanisys Group's fiscal year ended September 30, 1996 and references to quarterly periods refer to the Tanisys Group's fiscal quarters ended December 31, 1996 and 1995.

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

     The Tanisys Group's net sales and gross profit increased dramatically in the first quarter of the current fiscal year and the last two quarters of fiscal year 1996, due to the acquisitions of 1st Tech and DarkHorse. In fiscal 1996, revenues were $15.0 million with gross profit of $2.3 million (15.5% of revenue) versus fiscal 1995 revenues of $.4 million and gross profit of $.2 million (69.4% of revenue). This is an increase of revenues of $14.6 million, in excess of 4,000%, and in gross profit of $2.1 million, more than 800%. Net losses increased to $3.7 million in fiscal 1996, or 24.6% of gross revenues, from $2.4 million in fiscal 1995, or 681.6% of gross revenues. The increases in revenues, gross profit and net losses are due primarily to the acquisitions of 1st Tech and DarkHorse on May 20, 1996. Management believes that revenues and gross profits will fluctuate due to the continuing oversupply of memory chips, which dramatically drives down the prices of the Tanisys Group's products, the continuing fluctuations in the cost of memory and components, the fact that many of the Tanisys' Group's competitors are better capitalized and can purchase inventory in sufficient quantities to obtain more favorable pricing, and other factors, including changes in pricing by suppliers and competitors and changes in the proportion of contract manufacturing done--where the customer consigns the material--versus manufacturing on a turnkey basis--where the Tanisys Group purchases the necessary materials.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated income data of the Tanisys Group expressed as a percentage of net sales (unaudited) for the three-month period ended December 31, 1996 and 1995:

                                                       THREE MONTH PERIOD ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                           1996        1995
                                                          ------      -------

               Net sales                                  100.0%       100.0%
               Cost of goods sold                          89.5         10.7
                                                          -----       ------
               Gross profit                                10.5         89.3
                                                          -----       ------
               Operating expenses:
                 Research and development                   3.4        120.3
                 Sales and marketing                        4.6         87.3
                 General and administrative                 5.6        356.5
                 Depreciation and amortization              6.7         22.3
                 Bad Debt                                    .3          0.0
                                                          -----       ------
               Total operating expenses                    20.6        586.5
                                                          -----       ------

               Operating loss                             -10.1       -497.2
               Other income (expense), net                 -1.0         17.4
                                                          -----       ------
               Net loss                                   -11.1%      -479.8%
                                                          =====       ======

     NET SALES

     Net sales consist of custom manufacturing services, custom memory modules, standard memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales increased to $15.3 million in the first quarter of fiscal 1997 from $84 thousand in the first quarter of fiscal 1996. The increase in fiscal 1997 is primarily due to the acquisitions of 1st Tech and DarkHorse and, to a lesser degree, to increases in sales volume in the 1st Tech memory module product line.

     COST OF SALES AND GROSS PROFIT

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased to $1.6 million in first quarter fiscal 1997 from $75 thousand in the first quarter of fiscal 1996. Gross margin decreased to 10.5% in first quarter 1997 from 89.3% in first quarter fiscal 1996. The increase in gross profit as well as the decrease in gross profit margin were due primarily to the acquisitions of 1st Tech and DarkHorse and the dramatic change in the types of products being sold by the Company before and after the acquisitions. To a lesser extent, the improvement in the Company's gross profit was due to the addition of consignment inventory of certain memory components, shortening the manufacturing response time and making it possible to compete on the basis of timeliness of delivery rather than on price alone, while not exposing the Tanisys Group's assets to the risk of carrying larger inventories.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $519 thousand in first quarter fiscal 1997 from $101 thousand in first quarter fiscal 1996 representing an increase of 415.6% from period to period. The substantial increase was due primarily to the acquisitions of the additional product lines of 1st Tech and DarkHorse and the related research and development expenditures.

     SALES AND MARKETING

     Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased to $698 thousand in first quarter fiscal 1997 from $73 thousand in first quarter fiscal 1996, an 855.5% increase. In the first quarter of fiscal years 1997 and 1996, sales and marketing expenses expressed as a percentage of revenues were 4.6% and 87.3%, respectively. The increase in actual funds expended was connected with the acquisitions of the product lines of 1st Tech and DarkHorse. The decrease in the expenses expressed as a percent was revenues is primarily caused by the significant increase in revenues related to the acquisitions of 1st Tech and DarkHorse. Sales and marketing expenses are expected to remain approximately the same or to grow slightly when expressed as a percentage of revenue and to continue to increase significantly in terms of absolute dollars in future periods as revenues continue to grow.

     GENERAL AND ADMINISTRATIVE

     General and administrative costs consist primarily of personnel costs, including all compensation and employee benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $859 thousand in first quarter fiscal 1997 from $298 thousand in first quarter fiscal 1996, a 188.3% increase. In the first quarter of fiscal years 1997 and 1996, general and administrative expenses expressed as a percentage of revenues were 5.6% and 356.5% respectively. The increase in actual funds expended in fiscal 1997 is primarily due to the acquisitions of 1st Tech and DarkHorse. The decrease in expenses expressed as a percentage of revenues is primarily caused by the significant increase in revenues related to the acquisitions of 1st Tech and DarkHorse and, to a lesser extent, to the institution of cost controls on general and administrative expenses. The absolute dollar expenses associated with the general and administrative area are expected to increase significantly in future periods due to anticipated continued growth in business activity and increased costs associated with being a reporting company. The general and administrative expenses are not expected to grow significantly in future periods when expressed as a percentage of revenue.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "Cost of Sales" and the amortization of intangibles, including goodwill incurred in the acquisitions of 1st Tech and DarkHorse. Depreciation and amortization increased to $1.0 million in first quarter fiscal 1997 from $19 thousand in first quarter fiscal 1996. The substantial increase is due primarily to the amortization of the goodwill recorded in conjunction with the acquisitions of 1st Tech and DarkHorse.

     OTHER INCOME (EXPENSE), NET

     Net other income (expense), net consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a bank credit line. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. The Company had no debt and earned interest on its available cash until its May 21, 1996 acquisitions of 1st Tech and DarkHorse. Thereafter, the Tanisys Group incurred net interest expense due to the increased balances of inventories and accounts receivable. The Tanisys Group expects to continue to require borrowings to fund growth in inventories and accounts receivable in the future and therefore expects to continue to reflect net interest expense.

     PROVISION FOR INCOME TAXES

     The Company has never paid income taxes and at September 30, 1996 had a net operating loss carryover of $4.3 million. While there can be no assurance that the Tanisys Group will generate the taxable income required to use all or any part of the carryover prior to the expiration of the carryover, the Tanisys Group would be able to incur taxable income in the carryover period equal to the total loss carryover without the payment of taxes. The existing carryover expires 15 years after the year in which it was incurred.

Therefore, if the carryover is not used to offset future taxable income, the net operating loss carryover at September 30, 1996 will expire in fiscal years 2010 ($2.5 million) and 2011 ($1.8 million).

     The availability of the net operating loss carryover and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of ownership change as defined in Section 382 of the Code. This section states that after reorganization or other change in corporate ownership, the use of certain carryovers may be significantly limited or prohibited. There are two kinds of ownership changes that can trigger carryover limitation: an ownership change involving a 5% stockholder and any tax-free reorganization. In either case, one or more 5% stockholders must have increased their percentage of ownership in the corporation by more than 50% over the pre-change ownership percentage, generally within three years of ownership change. The Tanisys Group does not believe that an IRS Code Section 382 limitation currently exists.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has used funds generated from operations, equity financings, capital leases, vendor credits and certain bank borrowings to support its operations, acquire capital equipment and finance inventory acquisitions and accounts receivable balances. During the first quarter fiscal 1997, the Company generated $2.5 million in net cash from financing activities versus $.1 million in the first quarter fiscal 1996. The $2.5 million in fiscal 1997 consisted of $1.2 million from the exercise of warrants and options to purchase common stock and $1.4 million of net draws on the Company's revolving credit note.

     Subsequent to the May 21, 1996 acquisitions, the Tanisys Group has utilized the funds acquired in equity financings of its Common Stock in 1995, the exercise of warrants, exercise of stock options, capital leases, operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories, accounts receivable balances and pay its general and administrative expenses. There have been no further offerings or issuances of unregistered securities other than in connection with the issuance of common stock upon the exercise of warrants and stock options. At December 31, 1996 the Tanisys Group had $1.794 million of cash and $2.840 million of working capital.

     The Company had two customers with a total of $2.2 million in accounts receivable which were not in compliance with the agreed payment terms at December 31, 1996. Of this amount $1.7 million from one customer was written off as of March 31, 1997 while the balance from the other customer was collected. Until collection can be made, the Company will be required to use virtually all of its cash and cash equivalents to carry these accounts. Accounts over 90 days are excluded from the borrowing base and reduced the available credit under the revolving credit note referenced in "Note 4" of notes to the consolidated financial statements.

     The Tanisys Group had a $6 million revolving credit note at a financial institution bearing interest at the financial institution's prime rate plus a percentage between one and three percent (8.25% as of December 31, 1996) depending upon a ratio which is calculated monthly. This revolving credit note was due on the earlier of demand or when note matured June 30, 1998 and was secured by all the Company's asset. Draws were made as necessary from funds available for borrowing, which were limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of accounts receivable. At December 31, 1996 $4.4 million was outstanding and there were no additional borrowings available under the revolving credit note. The revolving credit note has certain restrictions concerning, among other things, the payment of dividends, additional debt and material changes in management and requires the Tanisys Group to maintain certain minimum financial ratios including a minimum net worth and minimum current ratio. As of December 31, 1996, the Tanisys Group did not comply with certain financial covenants. The financial institution waived compliance with the covenants as of and for the three months ended December 31, 1996. In connection with the granting of the waivers, the Company agreed with the financial institution to phase the total amount of the revolving credit note down to $4 million over a eight week period beginning on February 21, 1997, and to reduce the percentage of qualified accounts receivable included in the borrowing base from 80% to 70% by 1% per week for five weeks and then 1% per month over the subsequent five month period.

     On March 21, 1997 the Company and the financial institution entered into the First Amendment to Amendment and Restatement of Credit Agreement whereby the company had a $5 million maximum borrowing limit until April 18, 1997, which was reduced by $250 thousand each Friday until the maximum amount was reduced to $4 million. The percentage of qualified accounts was established at 75% until April 4,

1997, 74% until April 18, 1997, and then was to be reduced by 1% each week through the termination date, July 1, 1997, or upon the earlier of demand by the financial institution, and was secured by all the Company's assets. Effective May 2, 1997, the Tanisys Group entered into the Second Amendment to Amendment and Restatement of Credit Agreement with the financial institution. This amendment established the maximum amount of the commitment at $4.5 million and the advance rate at 73% until July 1, 1997, the termination date of revolving credit note. The revolving credit note also was amended to allow the stockholders of the Company to make working capital loans which are subordinated to the amounts owed to the financial institution, including a prohibition on any repayment of such loans until the financial institution has been completely repaid. Draws are made as necessary from funds available for borrowing, which are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of accounts receivable. The revolving credit note has certain restrictions concerning, among other things, the payment of dividends, additional debt and material changes in management and requires the Tanisys Group to maintain a minimum net worth, and earnings before interest, taxes, depreciation and amortization is required to be an amount greater than zero.

     On June 30, 1997, the Company's financial institution informed the Company that they would continue to entertain the Company's requests for loans beyond the July 1 termination date until July 31, 1997 at the lender's sole and absolute discretion so that Company could finalize a new revolving credit facility with another lender.

     On June 27, 1997 the Company received approval of an $8.5 million, three-year revolving credit facility from a different financial institution. Borrowings under the line will be based on eligible accounts receivable, inventory and equipment values subject to the terms and conditions of the final agreement. While the company has received a commitment letter and the major terms and conditions have been agreed upon, the loan documents have not been finalized.

     Capital expenditures totaled approximately $436 thousand and $8 thousand in the first quarter of fiscal years 1997 and 1996, respectively. These expenditures were primarily for the purchase of manufacturing equipment, test equipment and the expansion of manufacturing facilities. The Tanisys Group plans to spend approximately $2 million in the remainder of fiscal 1997 in capital expenditures for additional manufacturing capacity through working capital, operating leases and capital leases.

     The Tanisys Group has entered into certain capital lease arrangements. The outstanding principal on these obligations at December 31, 1996 was $163 thousand.

     The Tanisys Group believes that its existing funds, anticipated cash flow from operations and amounts available from future vendor credits, bank borrowings, the exercise of outstanding warrants issued in prior equity financings, and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months. There is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SIGNIFICANT CUSTOMER CONCENTRATION

     A significant percentage of the Tanisys Group's net sales is produced by a relatively small number of customers. In the first quarter of fiscal 1997 and 1996, the ten largest customers accounted for approximately 73% and 66% of net sales, respectively. In the first quarter of fiscal 1997, three customers each produced more than 10% of net sales, 18.4%, 16.9%, and 14.9%. No single customer produced as much as 10% of net sales during the first quarter of fiscal 1996. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1997 will continue to utilize the Company's products or services. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation of volume of purchases from a particular customer to continue throughout this fiscal year.

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

                                       TANISYS TECHNOLOGY, INC.


Date:  July  09, 1997                  By:  /s/ JOE O. DAVIS
                                          -------------------------------------
                                        Joe O. Davis
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER
                                        (Duly authorized and Principal
                                        Financial Officer)

Date:  July  09, 1997                  By:  /s/ DONALD R. TURNER
                                          -------------------------------------
                                        Donald R. Turner
                                        CORPORATE CONTROLLER
                                        (Duly authorized and Principal
                                        Accounting Officer)

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     At the date hereof, there are no pending, or to the best knowledge of the Company, threatened matters involving litigation involving the Company.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS.


EXHIBIT
NUMBER                                 DESCRIPTION                                            PAGE
-------                                -----------                                            ----
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

3.2            Articles of Amendment to Articles of Continuance dated July 11, 1994
               (Exhibit 3.2 to Form 10 Registration Statement filed November 27, 1996)

3.3            Articles of Amendment dated April 28, 1995 (Exhibit 3.3 to Form 10
               Registration Statement filed November 27, 1996

3.4            Articles of Amendment dated April 15, 1996 (Exhibit 3.4 to Form 10
               Registration Statement filed November 27, 1996.

3.5            Restated Bylaws of the Company (Exhibit 3.5 to Form 10 Registration
               Statement filed November 27, 1996)

4.1            Form of Warrant Agreement dated May 17, 1995 (Exhibit 4.1 to Form 10
               Registration Statement filed November 26, 1996

4.2            Form of Class B Warrant (Exhibit 4.2 to Form 10 Registration Statement
               filed November 27, 1996

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

11.1           Statement regarding Computation of Per Share Earnings (filed herewith)

27.1           Financial Data Schedule (filed herewith)