Form 10-Q
period 1997-06-30
TANISYS TECHNOLOGY INC
filed 1997-08-14
CIK 929775

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                --------------

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1997
                                          or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from       to

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

    Indicated below is the number of shares outstanding of the registrant's only class of common stock at July 31, 1997:

              TITLE OF CLASS                      NUMBER OF SHARES
              --------------                         OUTSTANDING
                                                     -----------
         Common Stock, no par value                  20,091,214

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED JUNE 30,  1997

                                     INDEX


                                                                                                PAGE
                                                                                                ----
PART I  FINANCIAL INFORMATION
Item 1    Interim Consolidated Condensed Financial Statements (Unaudited)
          Consolidated Condensed Balance Sheets - June 30,1997 and September 30, 1996 . . . .    3
          Consolidated Condensed Statements of Loss - For the Three Month and Nine Month
            Periods Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .    4
          Consolidated Condensed Statements of Cash Flows - For the Nine Month Period
            Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
          Notes to Interim Consolidated Condensed Financial Statements.. . . . . . . . . . . .    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
PART II  OTHER INFORMATION
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
          (b) Current Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .   16
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                        PART L. FINANCIAL INFORMATION
          ITEM 1. INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

                                                                     JUNE 30,         SEPTEMBER 30,
                                                                       1997               1996
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   924,690        $ 2,689,569
   Trade accounts receivable, net of allowance of $429,064 and        4,455,939          5,069,399
        $84,557, respectively
    Accounts receivable from related parties                             12,691             17,691
   Inventory                                                          3,209,183          1,804,458
   Prepaid expense                                                      289,884            217,570
---------------------------------------------------------------------------------------------------
      Total current assets                                            8,892,387          9,798,687
---------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation of            2,449,979          1,817,479
    $1,501,488 and $906,589, respectively
Incorporation costs, net                                                    640              1,024
Patents and trademarks, net                                              82,853             84,337
Goodwill, net of accumulated amortization of $4,183,082 and           2,987,915          5,677,040
    $1,493,958, respectively
Other assets                                                            656,042             84,000
---------------------------------------------------------------------------------------------------
                                                                    $15,069,816        $17,462,567
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $ 6,434,696        $ 2,920,530
   Accounts payable to related parties                                      250             64,618
   Accrued liabilities                                                  479,501            929,376
   Revolving credit note                                              2,840,354          3,075,000
---------------------------------------------------------------------------------------------------
      Total current liabilities                                       9,754,801          6,989,524
---------------------------------------------------------------------------------------------------
   Obligations under capital lease                                       79,763            123,000
---------------------------------------------------------------------------------------------------
      Total liabilities                                               9,834,564          7,112,524
---------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
      Preferred Stock, $1 par value, 10,000,000 shares authorized,
      no shares issued or outstanding                                         0                  0
      Common stock, no par value, 50,000,000 shares authorized;      22,988,004         20,469,136
       17,851,214 and 15,978,537 shares issued and outstanding,
       respectively
   Accumulated deficit                                              (17,752,752)       (10,119,093)
---------------------------------------------------------------------------------------------------
      Total stockholders' equity                                      5,235,252         10,350,043
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $15,069,816        $17,462,567
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                 (UNAUDITED)

                                          For the Three Months         For the Nine Months
                                             Ended June 30,               Ended June 30,
                                          1997            1996          1997          1996
----------------------------------------------------------------------------------------------
Net sales                              11,234,115      3,770,498     38,555,153     3,862,233
Cost of goods sold                      9,757,174      3,234,179     33,879,602     3,243,410
----------------------------------------------------------------------------------------------
Gross profit                            1,476,941        536,319      4,675,551       618,823
----------------------------------------------------------------------------------------------

Operating expenses:
   Research and development               600,442        333,268      1,772,782       604,461
   Sales and marketing                    701,319        336,872      2,135,651       478,898
   General and administrative             861,270        530,100      2,604,922     1,099,326
   Depreciation and amortization        1,064,738        649,503      3,128,221       684,064
   Bad debt expense                       400,185          7,699      2,206,832         7,699
----------------------------------------------------------------------------------------------
      Total operating expenses          3,627,954      1,857,442     11,848,408     2,874,448
----------------------------------------------------------------------------------------------
Operating loss                         (2,151,013)    (1,321,123)    (7,172,857)   (2,255,625)
----------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                          3,036         22,291         17,435        60,751
   Interest expense                      (144,863)       (32,716)      (461,737)      (32,716)
   Other income (expense)                       -          2,393              -         2,393
----------------------------------------------------------------------------------------------
Net loss                               (2,292,840)    (1,329,155)    (7,617,159)   (2,225,197)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


Loss per weighted average common
share                                   $   (0.13)      $  (0.11)      $  (0.45)     $  (0.21)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

Weighted average number of
common shares                          17,851,214     12,442,287     16,932,967    10,637,044
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the Nine months
                                                                Ended June 30,
---------------------------------------------------------------------------------------
                                                               1997           1996
---------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                    $(7,617,159)   $(2,225,197)
Adjustment to reconcile net loss to net cash provided
 by (used in) operating activities:
   Depreciation and amortization                              3,128,221        684,064
   (Increase) decrease in accounts receivable                   618,460       (384,544)
   (Increase) decrease in inventory                          (1,404,725)       196,997
   (Increase) decrease in prepaid expense                       (72,314)      (133,338)
   (Increase) in other assets                                  (572,042)             0
   Increase (decrease) in accounts payable and
    accrued liabilities                                       2,999,923     (2,372,962)
---------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          (2,919,636)    (4,234,980)
---------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of fixed assets                                  (1,063,634)       (57,906)
   Incorporation costs                                                -        (32,500)
   Patents and trademark costs                                   (6,094)       (19,349)
   Acquisition of businesses                                          0      3,067,546
   Other                                                              0       (188,167)
---------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities          (1,069,728)     2,769,624
---------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                         -      1,629,003
   Draws (payments) on revolving credit note, net              (234,646)      (227,763)
   Principal payments on capital lease obligations              (43,237)        (5,430)
   Net proceeds from exercise of stock options                   32,900              0
   Net proceeds from exercise of warrants                     2,485,968        217,500
   Premerger tax distributions on retained earnings             (16,500)             0
---------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           2,224,485      1,613,310
---------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             (1,764,879)       147,954
Cash and cash equivalents, beginning of period                2,689,569      1,317,024
---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        924,690      1,464,978
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                420,930         32,716
   Interest received                                             17,435         60,751
Non-cash activity:
   Shares issued to related parties and others to
    satisfy accrued liabilities                                       0        254,500
   Stock issued to purchase businesses                                0     12,574,500


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Tanisys Technology, Inc. and its wholly owned subsidiaries (collectively referred to as "The Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary to present fairly the consolidated financial position as of June 30, 1997, the consolidated results of operations for the three and nine-month periods ended June 30, 1997 and 1996 and the consolidated cash flows for the nine-month period ended June 30, 1997 and 1996 have been made.

RECENT ACCOUNTING PRONOUNCEMENTS

The financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125") in June 1996. This statement will require the Company to classify its financial assets pledged as collateral separately in the financial statements. This statement is effective for fiscal years beginning after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125" ("SFAS 127"). SFAS 127 moves forward some, but not all, of the provisions of SFAS 125 to December 31, 1997. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operation of the Company.

In February 1997, FASB issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earning per share
("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earning Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements for periods ending December 15, 1997 and early adoption is not permitted. Management of the Company does not anticipate the adoption of SFAS No. 128 will have a material difference from EPS currently presented.

NOTE 2: RESTATEMENT TO THE FINANCIAL STATEMENTS

The Company previously issued financial statements reflecting the acquisitions of 1st Tech Corporation and DarkHorse Systems, Inc. based on a $3.03 per share price for the Company's common shares issued. This price was based on the closing price (the "Original per Share Price") of the Company's common stock on May 21, 1996 of $5.05 discounted by 40% to give effect to the restrictions on the shares and the risks involved. Immediately prior to the consummation of the acquisitions, 1st Tech sold 1,150,000 shares of its common stock in a private placement offering for a cash price of $2.00 per share (the "Private Offering Price per Share"). The Company has restated its financial statements utilizing a $2.00 per share price in recording the acquisitions. The 1,150,000 shares then were converted into 1,150,000 shares of the Company's common stock effective May 21, 1996.

Goodwill originally recorded in connection with the acquisitions was determined as the number of shares of the Company's common stock issued to stockholders of 1st Tech and DarkHorse times the Original per Share Price. Goodwill now has been restated utilizing the Private Offering Price per Share.

The Consolidated Balance Sheets and the Consolidated Statements of Loss and Cash Flows have been restated to reflect the foregoing item. The following table sets forth selected information as originally reported and as restated for the nine months ended June 30, 1996:


                                     Nine months ended
                                       June 30, 1996
                                     -----------------
    Goodwill, net:
       As originally reported              $ 9,379,042
       Adjustment                           (2,805,628)

          Restated Goodwill, net           $ 6,573,414
                                           -----------

    Net loss:
       As originally reported              $(2,515,695)
       Adjustment                              290,498
                                           -----------

          Restated net loss                $(2,225,197)
                                           -----------

    Net loss per share:
       As originally reported              $     (0.24)
       Adjustment                                 0.03
                                           -----------


          Restated net loss per share      $     (0.21)
                                           -----------

NOTE 3:  REVOLVING CREDIT NOTE

At July 1, 1997, the Company's revolving credit note expired and the financial institution informed the Company that they would continue to entertain the Company's requests for loans beyond the July 1 termination date until July 31, 1997 at the lender's sole and absolute discretion so that the Company could finalize a new revolving credit facility with another lender. (See Note 9, Subsequent Events.)

NOTE 4: RECEIVABLES

The top ten receivables represent 63.0% of the total accounts receivable balance at June 30, 1997. Accounts receivable from two customers represented a total of $1.1 million, or 24%, of the balance of accounts receivable at June 30, 1997. Both accounts are rated at "5A2" according to the Dun & Bradstreet rating classification. Management believes these receivables will be collected within the agreed upon terms, although there is no assurance that such will be the case. The

Company's business, financial condition and results of operations will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, the success of its customers' products and the general economy. Factors affecting any of the Company's major customers and their respective customers could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 5:  INVENTORY

Inventory consists of the following:

                        June 30,         September 30,
                          1997               1996
                       ----------        -------------
Raw materials          $2,479,158         $1,343,522
Work-in-process           104,590            203,017
Finished goods            625,435            257,919
                       ----------         ----------
                       $3,209,183         $1,804,458
                       ----------         ----------
                       ----------         ----------


NOTE 6:  LEASE COMMITMENTS

The Company leases certain equipment and office space under non-cancelable leases with expiration dates ranging from 1997 through 2004.

Future minimum lease payments under all leases at June 30, 1997 were as follows:

                                         CAPITAL LEASES    OPERATING LEASES
                                         --------------    ----------------
    1997                                   $ 14,319           $  173,109
    1998                                     57,275              538,288
    1999                                     57,275              384,733
    2000                                     41,821              379,209
    2001                                          0              318,447
                                           --------           ----------
    Total minimum lease payments            170,690           $1,793,786

    Amounts representing interest            38,671
                                           --------

    Present value of minimum capital
      lease payments                        132,019

    Less: current portion                    52,256
                                           --------

    Long-term capital lease obligation     $ 79,763
                                           --------
                                           --------

Rent expense recorded under all operating leases was $173,670 and $32,225 for the three months ended June 30, 1997 and 1996, respectively. Rent expense recorded under all operating leases was $362,915 and $34,135 for the nine months ended June 30, 1997 and 1996, respectively.

NOTE 7:  SHARE CAPITAL, OPTIONS AND WARRANTS

STOCK OPTIONS

During the nine months ended June 30, 1997, a stockholder of the Company exercised stock options for the purchase of 12,500 shares of the Company's common stock for total gross proceeds of $32,900.

WARRANTS

During the first quarter of fiscal 1997, stockholders of the Company exercised warrants for the purchase of 644,118 shares of the Company's common stock for total gross proceeds of $1,155,000.

During the second quarter of fiscal 1997, stockholders of the Company exercised warrants for the purchase of 1,216,059 shares of the Company's common stock for total gross proceeds of $1,330,968. The exercise prices of the warrants were reduced in consideration of the early exercise date so that the Company could repay the related party loan (see Note 8, Related Party Transactions). The shares issued upon exercise of the warrants are subject to resale restrictions.

During the third quarter of fiscal 1997, no warrants were exercised.
However, 200,000 warrants were issued at an exercise price of $.01 per share. The shares issued upon exercise of these warrants will be subject to resale restrictions. In addition, the Board of Directors authorized a private placement to accredited investors for a minimum of 1,000,000 shares of common stock at $2.50 per share. (See Note 9, Private Placement, Subsequent Events).

RETAINED EARNINGS

A final distribution in the amount of $16,500 was made in April 1997 to the prior owners of DarkHorse Systems, Inc, pursuant to the terms of the acquisition agreement. The purpose of this distribution was to cover federal income taxes incurred by the prior owners as a result of their investment in the S-corporation.

NOTE 8:  RELATED PARTY TRANSACTIONS

The Company arranged a loan of $1 million from certain stockholders, including related parties. The loan was utilized by the Company to take advantage of an inventory purchase opportunity. The $1 million loan was repaid in full from proceeds of the exercise of outstanding stock purchase warrants. (See Note 7, Share Capital, Options and Warrants.)

NOTE 9:  SUBSEQUENT EVENTS

REVOLVING CREDIT NOTE

On July 24, 1997, the Company signed a new $8.5 million, three-year revolving credit facility with a financial institution. Borrowings under the line will be based on eligible accounts receivable, inventory and equipment values subject to the terms and conditions of the agreement.

PRIVATE PLACEMENT

The Company completed a private placement to accredited investors for 2,240,000 shares of common stock, generating proceeds $5.6 million. (See Note 7, Share Capital, Options and Warrants.)

ITEM 2.

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER CONCENTRATIONS, CUSTOMER RELATIONSHIPS AND FINANCIAL CONDITIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, DISTRIBUTION NETWORKS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OF MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

    The following is a discussion of the consolidated financial condition and results of operations of the Company for the three-month and nine-month periods ended June 30, 1997 and 1996. It should be read in conjunction with the Interim Consolidated Condensed Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

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

    The Company's net sales and gross profit increased dramatically in the first three quarters of the current fiscal year and the last two quarters of fiscal year 1996, due to the acquisitions of 1st Tech and DarkHorse. In fiscal 1996, revenues were $15.0 million with gross profit of $2.3 million (15.5% of revenue) versus fiscal 1995 revenues of $.4 million and gross profit of $.2 million (69.4% of revenue). This is an increase in revenues of $14.6 million, in excess of 4,000%, and in gross profit of $2.1 million, more than 800%. Net losses increased to $3.7 million in fiscal 1996, or 24.6% of gross revenues, from $2.4 million in fiscal 1995, or 681.6% of gross revenues. The increases in revenues, gross profit and net losses are due primarily to the acquisitions of 1st Tech and DarkHorse on May 21, 1996. Management believes that revenues and gross profits will fluctuate due to the continuing oversupply of memory chips, which dramatically drives down the prices of the

Company's products, the continuing fluctuations in the cost of memory and components, the fact that many of the Company's competitors are better capitalized and can purchase inventory in sufficient quantities to obtain more favorable pricing, and other factors, including changes in pricing by suppliers and competitors and changes in the proportion of contract manufacturing done--where the customer consigns the material--versus manufacturing on a turnkey basis--where the Company purchases the necessary materials.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated income data of the Company expressed as a percentage of net sales (unaudited) for the three-month and nine-month periods ended June 30, 1997 and 1996:

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                          JUNE  30,             JUNE 30,
                                        1997      1996       1997      1996
                                       -----     -----       -----     -----
    Net sales                          100.0%    100.0%      100.0%    100.0%
    Cost of goods sold                  86.9      85.8        87.9      84.0
                                       -----     -----       -----     -----
    Gross profit                        13.1      14.2        12.1      16.0
                                       -----     -----       -----     -----
    Operating expenses:
      Research and development           5.3       8.8         4.6      15.7
      Sales and marketing                6.2       8.9         5.5      12.4
      General and administrative         7.7      14.1         6.8      28.5
      Depreciation and amortization      9.5      17.2         8.1      17.7
      Bad debt expense                   3.6       0.2         5.7       0.2
                                       -----     -----       -----     -----
    Total operating expenses            32.3      49.2        30.7      74.5
                                       -----     -----       -----     -----

    Operating loss                     (19.2)    (35.0)      (18.6)    (58.5)
    Other income (expense), net         (1.3)     (0.2)       (1.2)      0.9
                                       -----     -----       -----     -----
    Net loss                           (20.5%)   (35.2%)     (19.8%)   (57.6%)
                                       -----     -----       -----     -----
                                       -----     -----       -----     -----

NET SALES

    Net sales consist of custom manufacturing services, custom memory modules, standard memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales increased to $11.2 million in the third quarter of fiscal 1997 from $3.8 million in the same period of fiscal 1996. Net sales for the first nine months of fiscal 1997 increased to $ 38.6 million from $ 3.9 million in the same period of fiscal 1996. The increases in fiscal 1997 are primarily due to the acquisitions of 1st Tech and DarkHorse and, to a lesser degree, to increases in sales volume in both the memory and tester product lines.

COST OF SALES AND GROSS PROFIT

    Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased to $1.5 million for the third quarter of fiscal 1997 from $536 thousand in the same period of the prior year. Gross profit for the first nine months of fiscal 1997 increased to $4.7 million from $619 thousand in the same period of fiscal 1996. Gross profit margin decreased to 13.1% in third quarter fiscal 1997 from 14.2% in third quarter fiscal 1996 and to 12.1% from 16.0% in the first nine months of 1997 versus the same period in 1996. The increases in gross profit as well as the decreases in gross profit margin were primarily due to the acquisitions of 1st Tech and DarkHorse and the dramatic change in the types of products being sold by the Company before and after the acquisitions. To a lesser extent, the improvement in the Company's gross profit was due to the addition of consignment inventory of certain memory components, shortening the manufacturing response time and making it possible to compete on the basis of timeliness of delivery rather than on price alone, while not exposing the Company's assets to the risk of carrying larger inventories.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $600 thousand in third quarter fiscal 1997 from $333 thousand in third quarter fiscal 1996, representing an increase of 80% from period to period. Research and development expenses increased to $1.8 million in the first nine months of fiscal 1997 from $604 thousand in the same period of fiscal 1996, representing a 193% increase from period to period. The substantial increases were primarily due to the acquisitions of the additional product lines of 1st Tech and DarkHorse and the related research and development expenditures.

SALES AND MARKETING

    Sales and marketing expenses include all compensation of employees and independent sales personnel as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased to $701 thousand in third quarter fiscal 1997 from $337 thousand in third quarter 1996, a 108% increase. Sales and marketing expenses increased to $2.1 million in the first nine months of fiscal 1997 from $479 thousand in the same period of fiscal 1996, a 346% increase. In the third quarter of fiscal years 1997 and 1996, sales and marketing expenses expressed as a percentage of revenues were 6% and 9%, respectively. In the first nine months of fiscal years 1997 and 1996, sales and marketing expenses expressed as a percentage of revenues were 6% and 12%, respectively. The increases in actual funds expended are connected with the acquisitions of the product lines of 1st Tech and DarkHorse. The decreases in the expenses expressed as a percentage of revenues is primarily caused by the significant increases in revenues related to the acquisitions of 1st Tech and DarkHorse. Sales and marketing expenses are expected to remain approximately the same or to grow slightly when expressed as a percentage of revenue and to continue to increase significantly in terms of absolute dollars in future periods as revenues continue to grow.

GENERAL AND ADMINISTRATIVE

    General and administrative costs consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $861 thousand in third quarter fiscal 1997 from $530 thousand in third quarter fiscal 1996, a 62% increase. In the first nine months of fiscal years 1997 and 1996, general and administrative expenses increased to $2.6 million from $1.1 million, a 137% increase. General and administrative expenses expressed as a percentage of revenues were 7.7% and 14.1% in the third quarter of fiscal years 1997 and 1996, respectively, and 6.8% and 28.5% in the first nine months of fiscal years 1997 and 1996, respectively. The increase in actual funds expended in fiscal 1997 is primarily due to the acquisitions of 1st Tech and DarkHorse. The decrease in expenses expressed as a percentage of revenues is primarily caused by the significant increase in revenues related to the acquisitions of 1st Tech and DarkHorse and, to a lesser extent, to the institution of cost controls on general and administrative expenses. The absolute dollar expenses associated with the general and administrative area are expected to increase significantly in future periods due to anticipated continued growth in business activity and increased costs associated with being a reporting company. The general and administrative expenses are not expected to grow significantly in future periods when expressed as a percentage of sales.

BAD DEBT EXPENSE

    Bad debt expenses consist of amounts charged to expense because of trade accounts receivable becoming uncollectible. The Company's method of accounting for bad debts is to use historical actual charge expenses to estimate the amount of current sales which will be uncollectible and provide for them by creating an allowance which is netted against the trade accounts receivable so that the net balance is the amount that it is estimated will be collected according to the terms of the sales. The amount of the allowance account is determined by analyzing prior periods and applying the resulting calculated percentage to current sales as an estimate of the amount that will ultimately be collected. The Company writes off additional amounts related to specific accounts as the collection of these accounts becomes questionable. In the third quarter of fiscal 1997, the amount charged to bad debt expense was $400 thousand. In the first nine months of fiscal 1997, the amount charged to bad debt expense was $2.2 million. Charges made in the third quarter of fiscal 1996 were $8 thousand which equals the amount charged for the first nine months of fiscal 1996. The increase in fiscal 1997 bad debt expense is primarily due to a $1.7 million bad debt expense for one customer and to increased sales in conjunction with the acquisitions of 1st Tech and DarkHorse.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization includes the depreciation for all fixed assets and the amortization of intangibles, including goodwill incurred in the acquisitions of 1st Tech and DarkHorse. Depreciation and amortization increased to $1.1 million in third quarter fiscal 1997 from $650 thousand in third quarter fiscal 1996. In the first nine months of fiscal 1997, depreciation and amortization increased to $3.1 million from $684 thousand in the first nine months of fiscal 1996. The substantial increases are due primarily to the amortization of goodwill recorded in conjunction with the acquisitions of 1st Tech and DarkHorse.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net consists primarily of interest income less interest expense. Interest expense is primarily attributable to borrowings from a revolving credit note. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund trade accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. The Company had no debt and earned interest on its available cash until its May 21, 1996 acquisitions of 1st Tech and DarkHorse. Thereafter, the Company incurred net interest expense due to the increased balances of inventories and accounts receivable. The Company expects to continue to require borrowings to fund growth in inventories and accounts receivable in the future and therefore expects to continue to reflect net interest expense.

PROVISION FOR INCOME TAXES

    The Company has never paid income taxes and at September 30, 1996 had a net operating loss carryforward of $6 million. While there can be no assurance that the Company will generate the taxable income required to use all or any part of the carryforward prior to the expiration of the carryforward, the Company would be able to incur taxable income in the carryforward period equal to the total loss carryforward without the payment of taxes. The existing carryforward expires 15 years after the year in which it was incurred. Therefore, if the carryforward is not used to offset future taxable income, the net operating loss carryforward at September 30, 1996 will expire in fiscal years 2010 and 2011.

    The availability of the net operating loss carryforward and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of ownership change as defined in Section 382 of the Code. This section states that after reorganization or other change in corporate ownership, the use of certain carryovers may be significantly limited or prohibited. There are two types of ownership changes that can trigger carryover limitations: an ownership change involving a 5% stockholder and any tax-free reorganization. In either case, one or more 5% stockholders must have increased their percentage of ownership in the corporation by more than 50% over the pre-change ownership percentage, generally within three years of ownership change. The Company does not believe that a Code Section 382 limitation currently exists.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has used funds generated from operations, equity financings, capital leases, vendor credits and certain bank borrowings to support its operations, acquire capital equipment and finance inventory acquisitions and accounts receivable balances. During the third quarter fiscal 1997, the Company expended $2 million in net cash from financing activities versus $213 thousand in the third quarter fiscal 1996. The
$2 million in third quarter fiscal 1997 and the $213 thousand in third quarter fiscal 1996 were primarily to pay down the revolving credit line. For the first nine months of fiscal 1997, the Company generated $2.2 million in net cash from financing activities versus $1.6 million in the first nine months of fiscal 1996. The $2.2 million in the first nine months of fiscal 1997 consisted of $2.5 million from the exercise of warrants and options and $278 thousand of net cash payments on the Company's revolving credit note and principal payments on capital lease obligations.

    Since inception the Company has utilized the funds acquired in equity financings of its Common Stock, in the exercise of warrants, exercise of stock options, capital and operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. At June 30, 1997, the Company had $925 thousand of cash and a working capital deficit of $943 thousand. On July 31, 1997 the Company completed a private offering to accredited investors generating
$5.6 million.

    On June 27, 1997, the Company received approval of an $8.5 million, three-year revolving credit facility from a different financial institution. The transaction was completed on July 24, 1997. Borrowings under the line of credit will be based on eligible accounts receivable, inventory and equipment and subject to the terms and condition of the credit agreement. The line of credit is collateralized by substantially all the Company's assets. The interest rate on this line is prime plus 2%.

    On June 30, 1997, the Company's financial institution informed the Company that they would continue to entertain the Company's requests for loans beyond the July 1 termination date until July 31, 1997 at the lender's sole and absolute discretion so that the Company could finalize a new revolving credit facility with another lender.

    Capital expenditures totaled approximately $204 thousand and $47 thousand in the third quarter of fiscal years 1997 and 1996, respectively. In the first nine months of fiscal years 1997 and 1996, capital expenditures were $1.1 million and $58 thousand, respectively. These capital expenditures were primarily for the purchase of enterprise information systems, manufacturing equipment, test equipment and the expansion of manufacturing facilities. The Company expects to fund capital expenditures of approximately $500,000 thousand in the remainder of fiscal 1997 for additional manufacturing capacity through working capital, operating leases and capital leases.

    The Company entered into a 60-month operating lease for equipment valued at $1.5 million effective March 1, 1997. This lease required a letter of credit equal to approximately 40% of the equipment cost in year one, with annual decreases in the letter of credit over the life of the lease.

    The Company believes that its existing funds, anticipated cash flow from operations, amounts available from future vendor credits, bank borrowings and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months at the projected level of operations. However, if there should be a significant increase in sales levels which require additional investments in equipment, inventory and accounts receivable, the Company would be required to obtain alternate sources for additional debt and rely upon a future equity offering or offerings for such funding. There is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SIGNIFICANT CUSTOMER CONCENTRATION

    A significant percentage of the Company's net sales is produced by a relatively small number of customers. In the third quarter of fiscal 1997 and 1996, the ten largest customers accounted for approximately 54.1% and 68.9% of net sales, respectively. In the first nine months of fiscal 1997 and 1996, the ten largest customers accounted for approximately 54.6% and 67.2% of net sales, respectively. One customer accounted for 16.6% of total sales in the third quarter of 1997, and one customer accounted for 13.8% of total sales in the first nine months of fiscal 1997. Two customers accounted for 12.5% and 12.2%, respectively, of total sales in the third quarter of 1996. The same two customers accounted for 12.2% and 11.8%. respectively, of total sales in the nine months ended June 30,1996. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1997 will continue to utilize the Company's products or services. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation of volume of purchases from a particular customer to continue throughout this fiscal year.

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

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  3.1 Articles of Continuance dated June 30, 1993 (Exhibit 3.1 to General Form for Registration of Securities on Form 10, filed November 27,
        1996)

  3.2 Articles of Amendment to Articles of Continuance dated July 11, 1994 (Exhibit 3.2 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

  3.3 Articles of Amendment dated April 28, 1995 (Exhibit 3.3 to General Form for Registration of Securities on Form 10, filed November 27,
        1996)

  3.4 Articles of Amendment dated April 15, 1996 (Exhibit 3.4 to General Form for Registration of Securities on Form 10, filed November 27,
        1996)

  3.5 Restated Bylaws of the Company (Exhibit 3.5 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

  10.31 Second Amendment to Amendment and Restatement of Credit Agreement, dated as of May 2, 1997, by and between 1st Tech, DarkHorse, the Company and The Chase Manhattan Bank (filed herewith)

  11.1 Statement regarding Computation of Per Share Earnings (filed herewith)

  27.1  Financial Data Schedule (filed herewith)

(b) Current Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TANISYS TECHNOLOGY, INC.



Date:  August 13, 1997              By: /s/  JOE O. DAVIS
                                        --------------------------------------
                                        Joe O. Davis
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER
                                        (Duly authorized and Principal
                                           Financial Officer)




Date:  August  13, 1997             By: /s/  DONALD R. TURNER
                                        --------------------------------------
                                        Donald R. Turner
                                        CORPORATE CONTROLLER
                                        (Duly authorized and Principal
                                           Accounting Officer)