Form 10-K
period 1997-09-30
TANISYS TECHNOLOGY INC
filed 1997-12-29
CIK 929775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 1997
                                                  or
[ ]        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to

                        COMMISSION FILE NUMBER: 0-29038

                            ------------------------

                            TANISYS TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    WYOMING                                        74-2675493
           (State of Incorporation)                             (I.R.S. Employer
                                                             Identification Number)

       12201 TECHNOLOGY BLVD., SUITE 130                              78727
                 AUSTIN, TEXAS                                     (Zip Code)
    (Address of Principal Executive Office)

                                 (512) 335-4440
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements in
Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 1997 was approximately $43.3 million based upon the closing sale price of the Common Stock as reported on the Nasdaq Stock Market's SmallCap Market (the "Nasdaq SmallCap Market"). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 20,409,714 shares of the Registrant's Common Stock outstanding at November 30, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                        1997 ANNUAL REPORT ON FORM 10-K
                                     INDEX

                                                                                                                 PAGE
                                                                                                                 -----
PART I
Item 1.      Business.......................................................................................           1
Item 2.      Properties.....................................................................................          10
Item 3.      Legal Proceedings..............................................................................          10
Item 4.      Submission of Matters to a Vote of Security Holders............................................          10

PART II
Item 5.      Market for the Company's Common Equity and Related Stockholder Matters.........................          11
Item 6.      Selected Financial Data........................................................................          12
Item 7.      Management's Discussion and Analysis of Financial Condition & Results of Operations............          12
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................          24
Item 8.      Financial Statements and Supplementary Data....................................................          24
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........          42

PART III
Item 10.     Directors and Executive Officers of the Company................................................          43
Item 11.     Executive Compensation.........................................................................          47
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................          53
Item 13.     Certain Relationships and Related Transactions.................................................          54

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          55
SIGNATURES..................................................................................................          58

                                    PART I.

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS--CAUTIONARY STATEMENTS

    The following discussions contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Tanisys Technology, Inc., and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse") and Rosetta Marketing and Sales, Inc. ("Rosetta") (collectively, the "Company" or "Tanisys"), could differ materially from its historical results of operations and those discussed in the forward-looking statements. The forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors. Factors that could cause actual results to differ materially include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; customer relationships and financial condition; relationships with vendors; the interest rate environment; governmental regulation and supervision; seasonality; distribution networks; delays in receipt of orders or cancellation of orders; competitive factors, including increased competition and new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changing technologies; acceptance and inclusion of the Company's technologies by original equipment manufacturers ("OEMs"); changes in product mix; new product development; the negotiation of new contracts; significant quarterly performance fluctuation due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; product shipment interruptions due to manufacturing problems; one-time events; and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. The forward-looking statements should be read in light of these factors and the factors identified in "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to year periods refer to the Company's fiscal years ended September 30, 1997, 1996 or 1995, and references to quarterly periods refer to the Company's fiscal quarters ended December 31, March 31, June 30 and September 30.

GENERAL

    The Company offers build-to-order services, designs and markets products consisting of semiconductor memory modules, designs and builds memory module testers and provides design services in conjunction with the licensing of its Touch sensor products. Operating under the Tanisys Technology name since 1994, the Company is rapidly growing into a prominent independent manufacturer of standard and custom semiconductor memory modules for a variety of computer and electronics OEMs. The Company also markets the DarkHorse line of memory testers and licenses its proprietary Tanisys Touch technology. In 1997, the Company changed its focus from selling off-the-shelf semiconductor memory modules to specializing in services designed to provide OEM customers with build-to-order board-level solutions. The Company has developed extensive design and manufacturing expertise under its Comprehensive Logistics and Supply Solutions ("CLASS") Program to respond to its customers' rapidly changing requirements. To this end, the Company maintains a design center as well as manufacturing facilities in Austin, Texas. The Company's principal customers include electronic OEMs, semiconductor manufacturers, computer distributors, value-added resellers ("VARs") and system integrators. The Company's OEM customers include

Siemans AG, Bay Networks Inc., Compaq Computer Corporation, Dell Computer Corporation, Packard-Bell NEC Company and Solectron Corp.

    The Company was organized under the laws of the Province of British Columbia, Canada, on January 27, 1984, as Montebello Resources Ltd. to exploit the mineral, oil and gas exploration business in British Columbia and Manitoba, Canada. On October 7, 1992, the Company changed its name to First American Capital Group Inc. The Company was unsuccessful in the oil and gas business, and in 1992 deemed itself inactive pursuant to the rules and regulations of the Vancouver Stock Exchange ("VSE"), where its common stock, no par value per share (the "Common Stock"), had been traded. During the first two quarters of 1993, the Company was reorganized in accordance with the rules of the VSE. As part of this reorganization, the Company acquired certain computer game controller technology, which was the forerunner of the Company's Tanisys Touch technology. The Company changed its name to Rosetta Technologies Inc. on May 13, 1993. In June 1993, Rosetta Marketing and Sales, Inc. was incorporated in the State of Texas as a wholly owned subsidiary of the Company to provide marketing for the Company's products. On June 30, 1993, the Company acquired all of the outstanding capital shares of Timespan Communications Corp. ("Timespan") for the issuance of Common Stock and the assumption of certain indebtedness. Also on June 30, 1993, the Company filed Articles of Continuance with the Secretary of State of the State of Wyoming and was issued a Certificate of Continuance, which continued the corporation's charter under the Wyoming Business Corporation Act as if it had been incorporated thereunder. On October 1, 1993, the Company caused all of the software technology owned by Timespan to be transferred to the Company, and Timespan subsequently has been liquidated. On July 11, 1994, the Company changed its name to Tanisys Technology, Inc. The Company's Common Stock has traded on the Nasdaq SmallCap Market under the symbol "TNSU" since May 22, 1997.

    Effective May 21, 1996, the Company acquired, through mergers with its wholly owned subsidiaries, all of the outstanding common stock of 1st Tech and DarkHorse and began operations in Austin, Texas as a consolidated group of companies providing custom design, engineering and manufacturing services, test solutions and standard and custom module products to leading OEMs in the computer networking and telecommunications industries.

INDUSTRY BACKGROUND

    The demand for semiconductor memory modules in digital electronic systems has grown significantly over the last several years, resulting in the increased importance of memory in determining system performance. An increasing demand for greater system performance requires that electronics manufacturers increase the amount of memory incorporated into a system.

    Factors contributing to the growing demand for memory include growing unit sales of personal computers ("PCs") in the business and consumer market segments; increasing use of PCs to perform memory-intensive graphics tasks; increasingly faster microprocessors; the release of increasingly memory-intensive software; and the increasing performance requirements of workstations, servers and networking and telecommunications equipment.

    Semiconductor memory products are segmented into three primary classes:
Dynamic Random Access Memory ("DRAM"), Static Random Access Memory ("SRAM") and non-volatile memory, such as Flash memory. DRAM typically is the large "main" memory of systems; SRAM provides higher performance; and Flash memory and other non-volatile memory retain their contents when power is removed. In addition, within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices which are designed for application specific uses.

    The growing variety of memory components also drives demand for memory tester systems to test each of these memory module types.

MARKETS

THE DRAM MARKET

    Of the three primary classes of semiconductor memory, DRAM is predominately used in computers due to lower cost and increased performance. Market demand for higher performance PCs and workstations and the increased focus on high-throughput networking and telecommunications systems are creating a need for higher volumes of DRAM memory in electronic systems. For example, International Business Machines Corp ("IBM") has estimated that PCs use 70% of all memory, and market researcher International Data Corporation ("IDC") expects the average amount of memory used by each PC to grow from 19.6 megabytes in 1996 to 96 megabytes by 2001.

    The Company believes the near-term DRAM market will fragment into increased numbers of semiconductor memory module designs due to different architectures, voltages and densities emerging for new systems while demand continues for current and older designs. Popular among the architectures are Synchronous DRAM ("SDRAM"), Synchronous Graphics RAM ("SGRAM"), RAMBUS (a new proprietary memory technology), Video RAM ("VRAM"), Fast Page Mode ("FPM") and Extended Data Out ("EDO"). DRAM integrated circuits are undergoing a shift to 64 megabits ("Mbits") and in operating voltages from 5.0 volts to 3.3 volts and less. Therefore, the Company anticpates the combinations of module types are likely to proliferate greatly over the next number of years.

THE SRAM MARKET

    The market for SRAM typically is segmented into low power and high speed segments. Low power SRAM devices are used primarily in computing or electronics industry applications in which minimal power consumption is the top priority. Popular uses of low power SRAM devices include portable computers that rely on battery power.

    The primary market demand for high speed SRAM devices is to "buffer" fast system components from slower system components. In PCs, the most common use of SRAM devices has been as "cache" memory, which increases a system's performance and avoids having the increasingly faster microprocessor waiting on slower DRAM. Access rates of DRAMs have not increased as fast as the speed of microprocessors, and therefore, the demand for cache memory has increased. High speed SRAMs also are seeing a rapid proliferation of configuration combinations due to advances in speed, architecture, density and operating voltages. These advances are needed primarily due to the increasing speed and complexity of microprocessors such as the Pentium II, Pentium Pro, the PowerPC and the Alpha microprocessor family. High speed SRAMs are achieving access times below 3 nanoseconds and are developing synchronous modes similar to SDRAMs to meet the needs of these new microprocessors.

THE FLASH MEMORY MARKET

    Flash memory is a specialized non-volatile memory that can be updated similar to DRAM but retains its data after power has been turned off. The ability to update the contents of Flash memory is the main benefit relative to most other non-volatile memory devices, such as erasable programmable read only memory ("EPROM") devices, that makes Flash memory useful for containing software which is likely to need updating. Typical uses include Basic Input Output System ("BIOS") for PCs, control memory for the rapidly evolving market of thin client/network computer/Windows terminals, control programs for routers and other networking equipment and storage for portable computers, personal digital assistants and digital cameras. Consequently, the market for Flash memory is growing rapidly.

    Flash memory is often packaged in removable modules to meet the needs of portable applications. These modules vary widely for their target systems. There are many Flash memory architectures available in the market today, which are often offered in multiple modes and voltages. Therefore, Flash memory has many configurations and the number of configurations has proliferated widely.

MEMORY MODULE MARKET

    Semiconductor memory modules are small printed circuit board assemblies containing semiconductor memory devices and support circuitry. Many computer and electronic systems use semiconductor memory modules as standard architectural components. The modules permit OEMs to easily upgrade their systems and to increase flexibility by permitting different types of modules to configure the one base system for multiple price or performance targets. Semiconductor memory modules often attach directly to a computer system board, eliminating or reducing the need to include memory devices on the system board for space reasons as well as flexibility of the base system. Semiconductor memory modules also permit OEMs to manufacture systems on a build-to-order basis by permitting the OEM to configure the system after the customer's order is placed. The benefits of build-to-order for OEMs are faster availability, increased customer satisfaction, reduced investment in inventories and reduced costs. Semico Research Corporation estimates that the market size for semiconductor memory modules in 1997 is $22.6 billion worldwide.

    The memory module market is segmented into off-the-shelf and custom components. Off-the-shelf modules often comply with industry standards and are available from multiple vendors. These are usually popular, high volume designs using DRAM memory which are used in desktop PCs, notebook computers, network routers, disk drive controllers and printers. These modules typically are sold directly to OEMs and to end users via computer resellers.

    Custom semiconductor memory modules meet the unique needs of OEM computer and electronic systems. The proliferation of memory device options has resulted in specialized semiconductor memory modules that are ideal for the performance of a particular system or a set of applications but are not available off-the-shelf. These custom modules are typically contracted from a few suppliers. The limited market for such modules often dictates build-to-order manufacturing in order to limit inventory risks.

    Computer and electronics manufacturers frequently choose to use memory expert partners for the design and manufacture of semiconductor memory modules due to the wide array of memory devices which can be considered for a target system. Increasing speeds make the design and testing of modules more complex, thus using memory partners permits system manufacturers to focus on differentiating their product. OEMs outsource these services in a range of levels, including build-to-print (manufacturing only), turnkey design and manufacture, vendor specification and build-to-order.

    The manufacturers of semiconductor memory modules consist of two subsets: semiconductor manufacturers who build modules and independent third parties who acquire memory devices and integrate them into modules. Although semiconductor vendors dominate the business today, third party vendors are rapidly gaining market share. The Company expects this trend to continue as it believes that semiconductor manufacturers may not have a business model in place which is suited to meet the needs of many large customers of custom semiconductor memory modules, including support for build-to-order.

    Independent third party manufacturers of semiconductor memory modules supply product to two primary market segments: the OEM channel and the reseller channel. Third party suppliers to the OEM channel typically offer custom product, although some computer and peripheral OEMs use off-the-shelf semiconductor memory modules. Third party suppliers to the reseller channel typically offer standard DRAM semiconductor memory modules as an upgrade product sold through computer distributors and retail channels. Semiconductor manufacturers sell modules almost exclusively to OEMs. Both semiconductor memory suppliers and independent third party module manufacturers are customers for module testers, and as such, represent both potential customers and competitors of the Company. The memory module tester market is described below under the heading "Memory Module Tester Market."

MEMORY MODULE TESTER MARKET

    Memory module testers are important to assure that semiconductor memory modules meet the necessary specifications of performance. Memory module tester use typically is segmented into system manufacture and system aftermarket. System manufacture typically involves the manufacturer of the memory module being able to test its completed modules. This usually requires "at speed" testing, where the module is exercised under the same demands as actual use. Buyers generally evaluate reliability, productivity, accuracy, advanced automation, software flexibility, service, customer support and price. The Company believes that these purchase criteria are typical of module tester buyers as well. Most manufacturers of semiconductor memory modules perform "at speed" testing of all modules with exacting and accurate testers. Significant expansion of test capacity is likely due to changing architectures and strong growth of memory demand.

    The actual test for a module is unique to its design in terms of architecture, pinout, speed rating, voltage, organization and size which will use any of several common test algorithms. Therefore, the number of potential memory test configurations is much greater than the number of semiconductor memory modules. This makes test development a potentially costly task. The ability of a tester manufacturer to provide support for the development of low cost, accurate tests is a significant consideration in the buying decision.

    Module testing requirements for the system aftermarket are typically less robust. Memory additions to systems in use typically are already tested in accordance with the needs of the system manufacture segment and need only module identification to assure the correct module is being installed. Servicing of failed systems often requires limited testing of modules but typically does not require "at speed" testing. As a result, aftermarket module testing usually has higher sensitivity for portability and cost than does module testing at the time of system manufacture.

TOUCH SENSOR MARKET

    The touch sensor market is extremely broad since the sensor is capable of being utilized in any application where a switch is needed. Any product which benefits from a low profile, sealed, environmentally robust, highly durable, low cost, simple or easily customized switch is a very good candidate for a touch sensor switch.

PRODUCTS

    The Company offers build-to-order services, designs and markets products consisting of semiconductor memory modules, designs and builds memory module testers and provides design services in conjunction with the licensing of its Touch sensor products. The Company's semiconductor memory modules include DRAM, SRAM and Flash memory. The Company offers custom semiconductor memory modules, as well as standard semiconductor memory modules that comply with industry standards established by the Joint Electronic Development Engineering Council ("JEDEC"). The Company's memory module testers are oriented for both system assembly and aftermarket purposes and include a broad line of test fixtures and test algorithems.

COMPREHENSIVE LOGISTICS AND SUPPLY SOLUTIONS

    The Company offers build-to-order services for custom products under its CLASS program. CLASS is oriented toward building alliances with semiconductor suppliers and major computer and electronic manufacturers. The Company will assist these customers in achieving fast time-to-market for new products as well as rapid manufacturing cycle times. The Company will assist semiconductor suppliers develop increased market share and help the computer and electronic manufacturers to be faster to market, providing lower cost and more rapidly satisfying the needs of their customers.

    Specific functions of CLASS include design/development, quick-turn prototyping, assembly, test development, documentation, supply chain management, complete Electronic Data Interchange ("EDI") integration, support services and security/disaster recovery plan. The Company offers design expertise in memory and other product areas and is unique in maintaining its own commercial test equipment capabilities.

SEMICONDUCTOR MEMORY MODULES

    DRAM. The Company offers a wide line of DRAM semiconductor memory modules, including single in-line semiconductor memory modules ("SIMMs"), dual in-line semiconductor memory modules ("DIMMs") and small outline dual in-line semiconductor memory modules ("SO DIMMs"). The Company's DRAM modules are available in various configurations of up to 168 pins and densities of up to 256 MBytes. These modules are available in FPM, EDO, SDRAM and SGRAM architectures, with both 5.0 volt and 3.3 volt versions.

    The following chart summarizes the Company's more than 550 off-the-shelf DRAM module products:

PRODUCT DESCRIPTION                    TYPES           MODES         DENSITIES             PRIMARY USAGE
--------------------------------  ----------------  ------------  ---------------  ------------------------------
168-pin Synchronous DIMM          X64/x72ECC        SDRAM         8MB-256MB        Newest PCs, high-end
                                                                                   workstations

168-pin DIMMs (Unbuffered)        X64/x72ECC        FPM/EDO       8MB-256MB        Newer PCs, servers,
                                                                                   workstations, routers

144-pin SO DIMM                   X64               FPM/EDO       8MB-64MB         Newer notebooks, network PCs,
                                                                                   switches, routers

72-pin SO DIMM                    X32               FPM/EDO       4MB-32MB         Legacy laptops, notebooks and
                                                                                   set-tops

72-pin SIMMs                      X32/x36/x40       FPM/EDO       4MB-128MB        Legacy PC systems, servers,
                                                                                   routers

MEMORY MODULE TESTER PRODUCTS

    The Company's memory module testers are marketed under the DarkHorse brand name to utilize existing brand awareness. The tester line is oriented toward both module manufacturers for system assembly and aftermarket purposes. The SIGMA-2 tester is designed for module manufacturers who need to perform "at speed" tests of synchronous and asynchronous DRAM, SRAM, Flash memory and VRAM modules. It is aggressively priced relative to major competitors. The SIGMA-2 is being used widely by leading module manufacturers throughout the world.

    The Company also markets the portable SIGMA-LC and SYNC-LC testers for the aftermarket segment. Customers in this segment value the ease-of-use and rapid identification of module type. The types of customers for these testers include module manufacturers, module retailers, large retail chains using them for PC service purposes, and distributors. New tester development is ongoing, driven by new memory industry developments.

    The DarkHorse testers have standard or optional capabilities to support the following types of products:

    -- 30 and 72 pin SIMMs for PCs -- Buffered 168 pin DIMMs for PCs -- Buffered 168 pin DIMMs for Apple Computer Inc. computers
    -- Unbuffered 168 pin DIMMs for PCs
    -- Unbuffered 168 pin SDRAM DIMMs for PCs
    -- 144 pin SO DIMMs for certain proprietary notebook computers -- 144 pin JEDEC SO DIMMs
    -- SOJ normal DRAM components
    -- SOJ SRAM components

    -- SOJ wide DRAM components
    -- TSOP DRAM components
    -- DIP SRAM components
    -- Notebook docking adapters
    -- 60, 68 and 88 pin credit card semiconductor memory modules
    -- VRAM upgrades for Apple Computer Inc. computers
    -- Modules for Sun Microsystems Inc. SPARC workstations
    -- Modules for Silicon Graphics Inc. workstations
    -- Modules for Dell Computer Corp. Servers
    -- 80 pin JEDEC Flash memory
    -- Modules for Intel Corp. "COAST" architecture
    -- Prototype development of proprietary test fixtures

    The Company differentiates its testers by targeting its tester features specifically for the purpose of testing memory products. The products are planned for comparable performance relative to general purpose testers from Hewlett-Packard Company and Advantest at significantly lower prices.

TOUCH SENSOR PRODUCTS

    Tanisys Touch is a proprietary technology which is protected by patents, copyrights and trademarks and is an intellectual property asset available for licensing to third parties for incorporation into their products. The Company licenses Tanisys Touch to OEMs which embed it into various products as a robust switching mechanism. The touch sensor market is primarily an alternative to a variety of switch technologies such as mechanical switches, membrane switches and bubble switches.

    Some advantages of Tanisys Touch relative to alternative switch technologies are no moving parts, high reliability, ability to work through most plastics, easy customization, abiltiy to work on multiple materials and low cost. Relative to other vendors' touch implementations, Tanisys Touch does not need reference capacitors, analog to digital converters or multiple electrodes. Instead, the Company's proprietary technology is designed to be a reliable, simple, low cost touch implementation, and the Company intends to position these advantages against alternative switch technologies.

CUSTOMERS, SALES AND MARKETING

    The Company's primary customers include computer and electronics OEMs, semiconductor manufacturers, distributors, corporate end users, VARs and systems integrators. In fiscal 1997 and 1996, the Company's ten largest customers accounted for approximately 53.2% and 45.3% of net sales, respectively. During fiscal 1997, the Company had one customer, Tandy Corporation, that accounted for 12.0% of net sales. In fiscal 1996, no one customer accounted for more than 10% of net sales.

    The Company primarily sells its module products directly and through a network of independent sales representative organizations to OEM customers worldwide. The Company sells the majority of its tester products directly to other module manufacturers and sells a portion through distribution partners and independent sales representative organizations. Licensing of Tanisys Touch is through licensing agreements direct to the customer.

    The Company maintains relationships with leading global suppliers of memory semiconductor devices and frequently works jointly with these suppliers in quoting customer opportunities.

    The Company's OEM marketing activities include advertising in trade and business magazines, direct mail and solicitation via the Company's Internet web site.

    Sales generally are made against standard customer purchase orders. The Company's backlog generally includes those customer orders for which it accepted purchase orders and planned shipment dates within the next year. Backlog is not an indicator of future sales, and orders in the backlog are subject to change in delivery terms or even cancellation. Accordingly, there is no assurance that current backlog will lead to future sales. The Company's total backlog was $2.4 million and $356 thousand at fiscal 1997 and 1996 year end, respectively.

RESEARCH AND DEVELOPMENT

    The Company's management believes that the timely development of new products and technologies is essential to maintain the Company's competitive position. In the electronics market, the Company's research and development activities are focused primarily on new module products, the continual improvement in memory test products and solutions and the ongoing improvement in manufacturing processes and technologies. Additionally, the Company provides research and development services for customers either as joint or contracted development. The Company plans to continue to devote substantial research and development efforts to the design of new module products which address the requirements of OEM, corporate and retail customers.

    The Company's management believes that its Tanisys Touch technology has been developed to a viable commercial level and that the next step is introduction of consumer products utilizing Tanisys Touch into the marketplace by OEMs. Support continues to be provided to OEMs in the PC and appliance industries toward this end. It is not anticipated that significant additional research and development efforts will be required for this technology.

    The Company's research and development expenses were $2.6 million in fiscal 1997, $1.1 million in fiscal 1996 and $410 thousand in fiscal 1995.

COMPETITION

    The memory module and memory test equipment industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Samsung Electronics Company Ltd. ("Samsung") and Micron Electronics, Inc. (a subsidiary of Micron Technology, Inc.). The Company also competes with independent memory module manufacturers, including Smart Modular Technologies, Inc. and Kingston Technology, Inc. In the memory tester market, the Company competes primarily with companies such as Hewlett-Packard, Inc. and Advantest, Inc. Competition for the Company's CLASS business of manufacturing services includes SCI Systems, Inc. and Avex Electronics, Inc. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In some cases the Company's tester customers represent direct competition to the Company's memory module business. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

    The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products. There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer better prices or technical performance features than the Company's products. To remain competitive, the Company must continue to provide technologically advanced products and manufacturing services, improve quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past, and may continue to lead to, intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

INTELLECTUAL PROPERTY

    The Company has filed seven applications with the U.S. Patent and Trademark Office for patents to protect its intellectual property rights for products and technology that have been sold, licensed or are under development, as follows:

        1. Application covering claims for hardware, firmware, software and methods operations for a broad range of applications for its touch technology. The patent was granted on April 16, 1996 under Registration No. 5,508,700. Corresponding international patent applications have been filed in selected European, Asian and North American countries. Management of the Company believes that if competitors decide to pursue the discrete touch market, they could be in violation of the Company's patent. The Company has no knowledge of any such infringement to date.

        2. Application for "Computer Input Device for Use in Conjunction with a Mouse Input Device." This pending application is targeted to protect the Company's technology related to capacitive sensing used in a mouse pad or other flush-mounted touch device.

        3. Application for "Capacitive Sensitive Input Circuit with Common Pad." This pending application is targeted to protect the Company's touch technology which could be used in extreme or hostile environments and can function to improve the reliability of touch sensor operation in such environments.

        4. Application for "Capacitive Sensitive Switch Method and System," This pending application relates generally to touch sensor switches, and more particularly to an automated digital system for sensing the capacitance of touch pads to determine when a physical object has come into contact with a touch pad.

        5. Application for "Synchronous Memory Identification System." This application relates generally to memory test systems, and more particularly to an automated method and system for identifying SDRAM and SGRAM memories.

        6. Application for "Nested Loop Method of Identifying Synchronous Memories." This application relates generally to memory test systems, and more particularly to a nested loop method which may be used in a memory test system to identify SDRAM and SGRAM memories.

        7. Application for "Synchronous Memory Test System." This application relates generally to memory test systems, and more particularly to a test system for SDRAM and SGRAM memories.

    There can be no assurance that these pending patent applications will be approved or approved in the form requested. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on patent protection. In addition, the Company attempts to protect its intellectual property rights through trade secrets and a variety of other measures, including non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that its intellectual property rights can otherwise be protected meaningfully. There can be no assurance that patents will issue from pending or future applications or that if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage. Furthermore, there can be no assurance that third parties will not develop similar products, duplicate the Company's products or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

ENVIRONMENTAL REGULATION

    The Company's operations and manufacturing processes are subject to certain federal, state, local and foreign environmental protection laws and regulations. Public attention has increasingly been focused on the environmental impact of manufacturing operations that use hazardous materials or generate hazardous wastes, and environmental laws and regulations may become more stringent over time. There can be no assurance that failure to comply with either present or future regulations, or to obtain all necessary permits required under such regulations, would not subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion at its present or future locations, the acquisition of costly equipment or other liabilities.

EMPLOYEES

    At September 30, 1997, the Company had 143 full-time employees. Those employees included 27 engineering and product development employees, 28 finance and administration employees, 20 employees in the sales, marketing, technical and customer support areas and 68 manufacturing employees.

    Recruitment of personnel in the computer industry, particularly engineers, is highly competitive. The Company believes that its future success will depend in part on its ability to attract and retain highly skilled management, engineers, sales, marketing, finance and technical personnel. There can be no assurance of the Company's ability to recruit and retain the employees that it may require.

FACTORS THAT AFFECT FUTURE RESULTS

    The Company's business, financial condition and results of operations can be impacted by a number of factors. See "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Factors That May Affect Future Results."

ITEM 2.  PROPERTIES

    At November 30, 1997, the Company and its wholly owned subsidiaries, 1st Tech and DarkHorse, leased and occupied approximately 33,000 square feet of space for their production facility and corporate and administrative offices at 12201 Technology Boulevard, Suite 130, Austin, Texas, pursuant to a lease which expires on August 15, 2000. The Company has the right to terminate the lease anytime after August 31, 1998 upon sixty days' advance written notice . The lease has certain expansion options, renewal options and rights of first refusal. The Company currently is paying annual rental of $209,721, plus a pro rata charge for property taxes, common area maintenance and insurance. The Company believes that its current facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

    At the date hereof, there is no pending, or to the best knowledge of the Company, threatened litigation involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    On May 22, 1997, the Company began trading on the Nasdaq SmallCap Market under the symbol "TNSU." From March 20, 1995 to June 6, 1997, the Common Stock was traded on the VSE under the symbol "TNS.U," with prices quoted in U.S. dollars. On June 6, 1997, the Company voluntarily delisted its stock on the VSE, as a result of the change to Nasdaq. From July 11, 1994 to March 19, 1995, the Common Stock was traded on the VSE under the symbol "TNS," with prices quoted in Canadian dollars. From July 7, 1993 to July 10, 1994, the Common Stock was traded under the symbol "RSG," with prices quoted in Canadian dollars.

    The table below sets forth the high and low closing prices of the Common Stock from October 1, 1994 through May 22, 1997, as reported by the VSE, and from May 23, 1997 to September 30, 1997, as reported on the Nasdaq SmallCap Market. These price quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                   COMMON STOCK
                                                                               --------------------
QUARTER ENDED                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
FISCAL 1996:
December 31, 1995............................................................  $    3.00  $    1.70
March 31, 1996...............................................................       4.90       2.45
June 30, 1996................................................................       5.20       3.25
September 30, 1996...........................................................       4.20       2.50
FISCAL 1997:
December 31, 1996............................................................  $    6.25  $    3.50
March 31, 1997...............................................................       5.35       2.75
June 30, 1997................................................................       4.50       2.87
September 30, 1997...........................................................       5.56       4.06
FISCAL 1998:
Through December 22, 1997....................................................  $    4.15  $    2.00

STOCKHOLDERS

    On September 30, 1997, there were 20,334,714 shares of Common Stock outstanding held by 299 holders of record. The last reported sales price on the Common Stock on November 28, 1997 was $2.75 per share.

DIVIDENDS

    To date, the Company has not declared or paid any dividends with respect to the Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company's business. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenue and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends at any time in the future. In addition, at this time restrictions in the Company's revolving credit facility prohibit the payment of cash dividends.

PRIVATE PLACEMENT

    In July 1997, the Company completed an equity financing of 2,240,000 shares of Common Stock for cash at an offering price of $2.50 per share. The Company believes that the transaction was exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act. The shares were sold to a limited number of persons, all of whom were accredited investors as defined by
Item 501 of Regulation D of the Securities and Exchange Commission, such persons were provided access to all relevant information regarding the Company and/or represented to the Company that they were "sophisticated" investors, and such persons represented to the Company that the shares were purchased for investment purposes only and with no view to distribution.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected consolidated financial data presented below are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their report included elsewhere herein.

    On May 21, 1996, the Company acquired 1st Tech Corporation and Darkhorse Systems, Inc. The acquisitions were accounted for using the purchase method, resulting in total goodwill of $7.2 million to be amortized over a two-year period. The results of operations have been included in the consolidated financial statements since the acquisition date.

    The selected consolidated financial data set forth below are qualified entirely by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes thereto.

                                                                         FISCAL YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------------------------
                                                                 1997       1996       1995       1994       1993
                                                              ----------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................  $   47,674  $  14,989  $     359  $     113  $       0
Loss from continuing operations.............................     (10,114)    (3,684)    (2,445)    (1,972)      (660)
Goodwill amortization expense...............................      (3,585)    (1,494)       N/A        N/A        N/A
Loss per weighted average common share......................       (0.58)     (0.31)     (0.29)     (0.30)     (0.27)
Total assets................................................      17,232     17,463      1,613      2,295      2,488
Long-term debt..............................................          81        123          0          0          0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 1997, 1996 and 1995. It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, and references to quarterly periods refer to the Company's fiscal quarters ended December 31, March 31, June 30 and September 30. (See "Business--Forward Looking Statements--Cautionary Statements.")

    The Company was organized under the laws of the Province of British Columbia, Canada, on January 27, 1984, as Montebello Resources Ltd., and pursued oil and gas exploration in British Columbia and Manitoba, Canada. In October 1992, the Company changed its name to First American Capital Group Inc. Unsuccessful in the exploration business, the Company became dormant pursuant to the rules and regulations of the VSE. During the first two quarters of 1993, the Company was reorganized in accordance with the rules of the VSE. As part of this reorganization, the Company acquired Timespan and its computer game controller technology. Timespan, a wholly owned subsidiary of the Company, was dissolved as of October 23, 1996. The Company changed its name to Rosetta Technologies Inc. in May 1993 and to Tanisys Technology, Inc. in July 1994. Until May 21, 1996, the Company focused on research and development of highly specialized applications of capacitive touch sensing technology.

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

    The Company's net sales and gross profit increased dramatically in the current fiscal year and the last two quarters of fiscal year 1996, due to the acquisitions of 1st Tech and DarkHorse. In fiscal 1997, revenues were $47.7 million with gross profit of $6.2 million (13.0% of revenue) versus fiscal 1996 revenues of $15.0 million and gross profit of $2.3 million (15.5% of revenue). This is an increase in revenues of $32.7 million, or 218.1%, and in gross profit of $3.9 million, or 166.1%. The increase in revenues and gross profits are due primarily to the acquisitions of 1st Tech and Darkhorse on May 21, 1996. Net losses increased to $10.1 million in fiscal 1997, or 21.2% of revenues, from $3.7 million in fiscal 1996, or 24.7% of revenues. The increases in revenues, gross profit and net losses are due primarily to the acquisitions of 1st Tech and DarkHorse on May 21, 1996.

    Management believes that revenues and gross profits will fluctuate due to the continuing oversupply of memory chips, which dramatically drives down the prices of the Company's products, the continuing fluctuations in the cost of memory and components and other factors, including changes in pricing by suppliers and competitors and changes in the proportion of contract manufacturing done--where the customer consigns the material--versus manufacturing on a turnkey basis--where the Company purchases the necessary materials.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data of the Company expressed as a percentage of net sales for the fiscal years ended September 30, 1997, 1996 and 1995:

                                                              1997          1996          1995
                                                          ------------  ------------  ------------
Net sales...............................................      100.0%        100.0%        100.0%
Cost of goods sold......................................       87.0          84.5          30.7
                                                             ------        ------        ------
Gross profit............................................       13.0          15.5          69.3
                                                             ------        ------        ------
Operating expenses:
  Research and development..............................        5.4           7.2         114.2
  Sales and marketing...................................        6.4           7.9         378.6
  General and administrative............................        7.6          12.9         249.3
  Depreciation and amortization.........................        8.8          11.7          19.8
  Bad debt expense......................................        4.7           0.3           5.3
                                                             ------        ------        ------
Total operating expenses................................       32.9          40.0         767.2
                                                             ------        ------        ------
Operating loss..........................................      (19.9)        (24.5)       (697.9)
Other income (expense), net.............................       (1.3)         (0.2)         16.3
                                                             ------        ------        ------
Net loss................................................      (21.2)%       (24.7)%      (681.6)%
                                                             ------        ------        ------
                                                             ------        ------        ------

NET SALES

    Until the date of the acquisitions of 1st Tech and DarkHorse on May 21, 1996, net sales consisted of software sales, less returns and discounts, and design engineering fees. After the acquisitions, net sales consist of custom manufacturing services, custom semiconductor memory modules, standard semiconductor memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales for fiscal 1997 increased to $47.7 million from $15.0 million in fiscal 1996. The increases in fiscal 1997 are primarily due to the acquisitions of 1st Tech and DarkHorse and, to a lesser degree, to increases in sales volume in both the memory and tester product lines. Net sales increased to $15.0 million in fiscal 1996 from $359 thousand in fiscal 1995. This increase in sales was primarily due to the acquisitions of 1st Tech and DarkHorse.

COST OF SALES AND GROSS PROFIT

    Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit for fiscal 1997 increased to $6.2 million from $2.3 million in fiscal 1996. Gross profit margin decreased to 13.0% from 15.5% in 1997 versus 1996. The decrease in gross profit margin was primarily due to the acquisitions of 1st Tech and DarkHorse and the dramatic change in the types of products being sold by the Company before and after the acquisitions.

    Gross profit increased to $2.3 million in 1996 from $249 thousand in 1995, an increase of 836.4%. Gross profit margin declined to 15.5% in 1996 from 69.3% in 1995. The increase in gross profit and the decrease in gross profit margin are primarily due to the change in concentration of product sales resulting from the acquisitions of 1st Tech and DarkHorse.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist of the costs associated with the timely development of new products and technologies. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $2.6 million in fiscal 1997 from $1.1 in fiscal 1996, representing a 140.2% increase from year to year. The substantial increase is due to the acquisitions of the additional product lines of 1st Tech and DarkHorse and the related research and development expenditures, and the development of new memory module products and new tester products.

    Research and development expenses increased to $1.1 million in fiscal 1996 from $410 thousand in fiscal 1995, a 163.5% increase. The substantial increase is due to the acquisitions of the additional product lines of 1st Tech and DarkHorse and the related research and development expenditures, and the development of new memory module products and new tester products.

SALES AND MARKETING

    Sales and marketing expenses include all compensation of employees and independent sales personnel as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased to $3.0 million in fiscal 1997 from $1.2 million in fiscal 1996, a 158.6% increase. In fiscal years 1997 and 1996, sales and marketing expenses expressed as a percentage of revenues were 6.4% and 7.9%, respectively. The increases in actual funds expended are connected with the acquisitions of the product lines of 1st Tech and DarkHorse. The decreases in the expenses expressed as a percentage of revenues are caused primarily by the significant increases in revenues related to the acquisitions of 1st Tech and DarkHorse. Sales and marketing expenses are expected to remain approximately the same or to grow slightly when expressed as a percentage of revenue and to continue to increase significantly in terms of absolute dollars in future periods as revenues continue to grow.

    Sales and marketing expenses decreased to $1.2 million in fiscal 1996 from $1.4 million in fiscal 1995, a decrease of 13.3%. Expressed as a percentage of revenues, sales and marketing expenses were 7.9% in 1996 and 378.6% in 1995. The decrease in expenses expressed as a percentage of revenues is primarily caused by the significant increase in revenues related to the acquisitions of 1st Tech and DarkHorse. The decrease in actual expenditures is due in large part to the decrease in commission expenses relating to software revenue.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. In fiscal years 1997 and 1996, general and administrative expenses increased to $3.6 million from $1.9 million, an 88.2% increase. General and administrative expenses expressed as a percentage of revenues were 7.6% and 12.9% in fiscal years 1997 and 1996, respectively. The increase in actual funds expended in fiscal 1997 is due primarily to the acquisitions of 1st Tech and DarkHorse. The decrease in expenses expressed as a percentage of revenues is primarily caused by the significant increase in revenues related to the acquisitions of 1st Tech and DarkHorse and, to a lesser extent, to the institution of cost controls on general and administrative expenses. The absolute dollar expenses associated with the general and administrative area are expected to increase significantly in future periods due to anticipated continued growth in business activity and increased costs associated with being a reporting company. The general and administrative expenses are not expected to grow significantly in future periods when expressed as a percentage of sales.

    General and administrative expenses increased to $1.9 million in fiscal 1996 from $894 thousand in fiscal 1995, representing an increase of 115.8%. General and administrative expenses expressed as a percentage of revenues were 12.9% and 249.3% in fiscal years 1996 and 1995, respectively. The increase in general and administrative expenses and the decrease as a percentage of revenue during this time period were due to the acquisitions of 1st Tech and DarkHorse.

BAD DEBT EXPENSE

    Bad debt expense consists of amounts charged to expense because of trade accounts receivable becoming uncollectible. The Company's method of accounting for bad debts is to use historical actual expenses to estimate the amount of current sales which will be uncollectible and provide for them by creating an allowance which is netted against the trade accounts receivable. The Company writes off amounts related to specific accounts as the collection of these accounts becomes questionable. For fiscal 1997, the amount charged to bad debt expense was $2.2 million, compared to a total of $46 thousand for fiscal 1996. The increase in fiscal 1997 bad debt expense is primarily due to a $1.7 million bad debt expense for one customer and to increased sales in conjunction with the acquisitions of 1st Tech and DarkHorse.

    Bad debt expense increased to $46 thousand for fiscal 1996 from $19 thousand for fiscal 1995, due primarily to the increase in sales relating to the acquisitions of 1st Tech and DarkHorse.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization includes the depreciation for all fixed assets and the amortization of intangibles, including goodwill incurred in the acquisitions of 1st Tech and DarkHorse. In fiscal 1997, depreciation and amortization increased to $4.2 million from $1.7 million in fiscal 1996. The substantial increases are due primarily to the amortization of goodwill recorded in conjunction with the acquisitions of 1st Tech and DarkHorse and to the depreciation of the acquired assets of 1st Tech and DarkHorse.

    Depreciation and amortization increased to $1.7 million in fiscal 1996 from $71 thousand in fiscal 1995. The substantial increases are due primarily to the amortization of goodwill recorded in conjunction with the acquisitions of 1st Tech and DarkHorse.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net consists primarily of interest income less interest expense. Interest expense is primarily attributable to borrowings from a revolving credit note. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund trade accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense), increased to $616 thousand of expense in fiscal 1997 from $30 thousand of expense in fiscal 1996 and $59 thousand of income in fiscal 1995. The Company had no debt and earned interest on its available cash until its May 21, 1996 acquisitions of 1st Tech and DarkHorse. Thereafter, the Company incurred net interest expense due to the increased balances of inventories, accounts receivable and borrowings. The Company expects to continue to require borrowings to fund growth in inventories and accounts receivable in the future and therefore expects to continue to reflect net interest expense.

PROVISION FOR INCOME TAXES

    During 1997 and 1996, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $6.0 million and $1.8 million, respectively. The loss carryforwards expire in 2012 and 2011, respectively. During 1997 and 1996, the Company had temporary differences resulting in future tax deductions of $513 thousand and $693 thousand, respectively, principally representing tax basis in accrued liabilities and intangible assets. Deferred income tax assets from the loss carryforwards and asset basis differences aggregate $4.6 million and $2.2 million, respectively, at September 30, 1997.

    For financial reporting purposes, valuation allowances of $4.6 million and $2.2 million have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

    The availability of the net operating loss carryforward and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforwards due to Internal Revenue Service ("IRS") Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company does not believe that an IRS Code Section 382 limitation exists as of September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception the Company has utilized the funds acquired in equity financings of its Common Stock, in the exercise of warrants, exercise of stock options, capital and operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. For fiscal 1997, the Company generated $9.2 million in net cash from financing activities versus $3.3 million in fiscal 1996. The $9.2 million in fiscal 1997 consisted of $2.5 million from the exercise of warrants and options, $1.1 million of net cash draws on the Company's revolving credit note and $5.6 million in private placements of Common Stock. At September 30, 1997, the Company had $2.0 million of cash, $1.5 million of restricted cash and a working capital surplus of $3.1 million. Restricted cash represents customer payments deposited into the Company's lockbox account but not yet transferred to pay down the Company's line of credit.

    On June 27, 1997, the Company received approval of an $8.5 million, three-year revolving credit facility from a new financial institution. The transaction was completed on July 24, 1997. Borrowings under the line of credit are based on eligible accounts receivable, inventory and equipment and subject to the terms and conditions of the credit agreement. The line of credit is collateralized by all of the Company's assets. The interest rate on this line of credit is prime plus 2%.

    Capital expenditures totaled approximately $1.5 million and $404 thousand in fiscal years 1997 and 1996, respectively. These capital expenditures were primarily for the purchase of enterprise information systems, manufacturing equipment, test equipment and the expansion of manufacturing facilities. The Company expects to fund capital expenditures of approximately $625 thousand in the first quarter of fiscal 1998 for additional manufacturing capacity, test equipment and expansion of manufacturing facilities through working capital, operating leases and capital leases.

    The Company entered into a 60-month operating lease for equipment valued at $1.5 million effective March 1, 1997. This lease required a letter of credit equal to approximately 40% of the equipment cost for the first year of the lease, with annual decreases in the letter of credit over the life of the lease.

    During fiscal 1997, there were significant declines in DRAM and SRAM semiconductor prices. Since the fiscal 1997 year end, there have been continued declines in certain DRAM and SDRAM semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, future price declines could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's business, financial condition and results of operations could be impacted by a number of factors, including without limitation the following.

SIGNIFICANT CUSTOMER CONCENTRATION

    A significant percentage of the Company's net sales are produced by a relatively small number of customers. In fiscal 1997 and 1996, the ten largest customers accounted for approximately 53.2% and 45.3% of net sales, respectively. One customer, Tandy Corporation, accounted for 12.0% of total sales in fiscal 1997, while no one customer accounted for more than 10% of total sales in fiscal 1996. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1997 will continue to utilize the Company's products or services. Absent replacement or other sales growth, the loss of any significant customer could materially and adversely affect the Company's result of operations, business and financial condition. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation in volume of purchases from a particular customer to continue.

    The Company in general has no firm long-term volume commitments from its customers and generally enters into individual purchase orders and agreements with non-binding forecasts. Customer purchase orders and forecasts are subject to change, cancellation or delay with little or no consequence to the customer. Therefore, the Company has experienced such changes and cancellations and expects to continue to do so in the future. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. The Company's business, financial condition and results of operations will depend significantly on its ability to obtain purchase orders from existing and new customers, upon the financial condition and success of its customers, the success of customer's products and the general economy. Factors affecting the industries of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT CONCENTRATION; DEPENDENCE ON MEMORY MARKET

    A substantial majority of the Company's net sales is derived from memory products. The market for memory products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    The market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production over capacity. During fiscal 1997, there were significant declines in DRAM and SRAM semiconductor prices. Since the fiscal 1997 year end, there have been continued declines in certain DRAM and SDRAM semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, future price declines could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SEMICONDUCTOR, COMPUTER, TELECOMMUNICATIONS AND NETWORKING
  INDUSTRIES

    The Company may experience substantial period-to-period fluctuations in future operating results due to factors affecting the semiconductor, computer, telecommunications and networking industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries could have a material adverse impact on the demand for the Company's products and therefore a material adverse effect on the Company's business, financial condition and results of operations. Moreover, changes in end-user demand for the products sold by any individual OEM customer can have a rapid and exaggerated effect on demand for the Company's products from that customer in any given period, particularly in the event that the OEM customer has accumulated excess inventories of products purchased from the Company. There can be no assurance that the Company's net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the semiconductor, computer, telecommunications, networking or other industries utilizing the Company's products.

INTENSE COMPETITION

    The memory module and memory test equipment industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Samsung Electronics Company Ltd. ("Samsung") and Micron Electronics, Inc. (a subsidiary of Micron Technology, Inc.). The Company also competes with independent memory module manufacturers, including Smart Modular Technologies, Inc. and Kingston Technology, Inc. In the memory tester market, the Company competes primarily with companies such as Hewlett-Packard, Inc. and Advantest, Inc. Competition for the Company's CLASS business of manufacturing services includes SCI Systems, Inc. and Avex Electronics, Inc. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In some cases the Company's tester customers represent direct competition to the Company's memory module business. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

    The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products. There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer better prices or technical performance features than the Company's products. To remain competitive, the Company must continue to provide technologically advanced products and manufacturing services, improve quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

FLUCTUATIONS IN OPERATING RESULTS

    The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. Aside from fluctuations typically resulting from the different products and customer mix associated with acquisitions, the primary factors that have affected and may in the future affect the Company's results of operations include the loss of a principal customer or customers or the reduction in orders from a customer due to excess product inventory accumulation by such customers, adverse changes in the mix of products sold by the Company and the inability to procure required components. Other factors that may affect the Company's results of operations in the future include fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, and manufacturing inefficiencies associated with the startup of new product introductions. In addition, the Company's operating results may be affected by the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or reschedulings of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in the Company's targeted markets, and expenses associated with acquisitions. In particular, declines in DRAM, SDRAM, and SRAM semiconductor prices could affect the valuation of the Company's inventory which could result in adverse changes in the Company's business, financial condition and results of operations. The concentration of the Company's assets in its Austin, Texas facility could make the Company's exposure to business disruptions greater than if the Company's assets were more geographically dispersed.

    The Company's net sales and gross margin have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's existing products have declined in the past, and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1997 and 1996, the selling prices of the Company's existing products declined due to significant declines in DRAM, SDRAM and SRAM semiconductor prices. Moreover, since the fiscal 1997 year end, declines in the selling prices of certain of the Company's existing products have continued due to further declines in certain DRAM and SDRAM semiconductor prices. Because a substantial portion of the Company's turnkey sales are attributable to the resale of semiconductor devices, continued decline in the prices of these components could have a material adverse effect on the Company's net sales. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe.

    Sales of the Company's individual products and product lines toward the end of a product's life cycle are typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. The Company could experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that the Company manufactures products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product selling prices or decreasing demand, the Company could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, the Company has had to write-down and write-off excess or obsolete inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially and adversely affected.

    The need for continued significant expenditures for capital equipment purchases, research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in any particular period if the Company's expectations for net sales for that period are not met. The Company has significantly increased its expense levels to support its growth, and there can be no assurance that the Company will maintain its current level of net sales or rate of growth for any period in the future. The Company believes that period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period the Company's operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's securities would be materially and adversely affected.

DEPENDENCE ON SOLE OR LIMITED SOURCES OF SUPPLY

    The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. In particular, the Company is dependent in significant part upon certain limited or sole source suppliers for critical components in the Company's memory module and tester products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SDRAM and SRAM memory. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH; EXPANSION OF OPERATIONS

    The Company has significantly expanded its operations over the last several years. This growth has resulted in a significant increase in responsibility for existing management which has placed, and may continue to place, a significant strain on the Company's limited personnel and management, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth will require a significant expansion of its manufacturing capacity, accounting and other internal management systems and the implementation of a variety of procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

    In connection with the Company's acquisitions and growth, the Company's operating expenses have increased significantly, and the Company anticipates that operating expenses will continue to increase in absolute dollars in the future. In particular, in order to continue to provide quality products and customer service and to meet anticipated demands of its customers, the Company will be required to continue to increase staffing and other expenses, including expenditures on capital equipment, sales and marketing. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would be materially and adversely affected. Certain customers have required and may continue to require rapid increases in production and accelerated delivery schedules which have placed and may continue to place a significant burden on the Company's resources. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently. In addition, should the Company continue to expand geographically, it may experience certain inefficiencies from the management of geographically dispersed facilities.

    The Company anticipates that future demand for its products will require expansion of its current operations and the addition of new production lines in the future. It also anticipates it will be required to move to a larger facility. Should the Company's relocation to this facility be delayed or should the Company experience any unexpected disruptions associated with this transition, the Company's results of operations could be materially and adversely affected. There can be no assurance that any such expansion will be completed successfully.

RAPID TECHNOLOGICAL CHANGE

    The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market is currently transitioning from fast page mode and EDO memory to SDRAM. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in the delay in market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company's future operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace. The Company's future operating results also depend in significant part upon its ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract, train and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially and adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL SALES

    International sales accounted for 3.5% and 2.7% of net sales in fiscal 1997 and 1996, respectively. The Company anticipates that international sales will increase in future periods and will account for an increasing portion of net sales. As a result, an increasing portion of the Company's sales will be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the

U.S. or other countries. Because sales of the Company's products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE OF PRODUCT QUALITY, PERFORMANCE AND RELIABILITY

    The Company expects that its customers will continue to establish demanding specifications for quality, performance, reliability and delivery. In the past, the Company has experienced quality problems resulting in product returns and cancellations. To date, the Company's quality problems have not had a significant effect on the Company's results of operations and the known quality problems have been or are in the process of being remedied. There can be no assurance that the problems will not occur in the future with respect to quality, performance, reliability and delivery of the Company's products. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY REGARDING PROTECTION OF PROPRIETARY RIGHTS

    In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. While there is currently no material pending intellectual property litigation involving the Company, the Company may from time to time be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by third parties. There can be no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the intellectual property. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

    The Company attempts to protect its intellectual property rights through a variety of measures, including non-disclosure agreements, trademarks, trade secrets and to a lesser extent, patents. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights.

RISKS ASSOCIATED WITH ACQUISITIONS

    As part of its business strategy, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Any such future acquisitions or investments would expose the Company to the risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICES

    There has been a history of significant volatility in the market prices of the common stock of technology companies, including the Common Stock of the Company, and it is likely that the market price of the Company's Common Stock will continue to be subject to significant fluctuations. Factors such as the timing and market acceptance of new product introductions by the Company, demand for products of the Company's customers, the introduction of new products by the Company's competitors, variations in quarterly operating results, changes in securities analysts' recommendations regarding the Company's Common Stock, developments in the technology industry and general economic conditions may have a significant impact on the market price of the Company's Common Stock. In addition, the equity markets in recent years have experienced significant price and volume fluctuations that have affected the market prices of technology companies and that have often been unrelated to the operating performance of such companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the pages indicated.

ITEM                                                                                                              PAGE
-------------------------------------------------------------------------------------------------------------     -----
Report of Independent Public Accountants.....................................................................          25
Consolidated Balance Sheets at September 30, 1997 and 1996...................................................          26
Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996 and 1995..................          27
Consolidated Statements of Stockholders' Equity for for Years Ended September 30, 1997, 1996 and 1995........          28
Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995..................          29
Notes to Consolidated Financial Statements...................................................................          30

                                  [LETTERHEAD]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

    We have audited the accompanying consolidated balance sheets of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas

October 24, 1997

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                                                         1997            1996
                                                                                    --------------  --------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents.......................................................  $    1,990,017  $    2,689,569
  Restricted cash.................................................................       1,539,448        --
  Trade accounts receivable, net of allowance of $180,157 and $84,557 in 1997 and
    1996, respectively............................................................       3,519,369       5,069,399
  Accounts receivable from related parties........................................          12,371          17,691
  Inventory.......................................................................       4,489,050       1,804,458
  Prepaid expense.................................................................         364,042         217,570
                                                                                    --------------  --------------
    Total current assets..........................................................      11,914,297       9,798,687
                                                                                    --------------  --------------
Property and equipment, net of accumulated depreciation of $1,732,524 and $906,589
  in 1997 and 1996, respectively..................................................       2,539,324       1,817,479
Organization costs, net...........................................................             512           1,024
Patents and trademarks, net.......................................................          80,327          84,337
Goodwill, net of accumulated amortization of $5,079,457 and $1,493,958 in 1997 and
  1996, respectively..............................................................       2,091,541       5,677,040
Other noncurrent assets...........................................................         605,957          84,000
                                                                                    --------------  --------------
    Total Assets..................................................................  $   17,231,958  $   17,462,567
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................................  $    3,917,786  $    2,920,530
  Accounts payable to related parties.............................................             250          64,618
  Accrued liabilities.............................................................         710,189         929,376
  Revolving credit note...........................................................       4,172,516       3,075,000
                                                                                    --------------  --------------
    Total current liabilities.....................................................       8,800,741       6,989,524
                                                                                    --------------  --------------
  Obligations under capital lease.................................................          81,114         123,000
                                                                                    --------------  --------------
    Total liabilities.............................................................       8,881,855       7,112,524
                                                                                    --------------  --------------
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, no par value, 50,000,000 shares authorized, 20,334,714 and
  15,978,537 shares issued and outstanding, at September 30, 1997 and September
  30, 1996, respectively..........................................................      28,599,524      20,469,136
Accumulated deficit...............................................................     (20,249,421)    (10,119,093)
                                                                                    --------------  --------------
  Total stockholders' equity......................................................       8,350,103      10,350,043
                                                                                    --------------  --------------
Total Liabilities and Stockholders' Equity........................................  $   17,231,958  $   17,462,567
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                                                     --------------------------------------------
                                                                          1997           1996           1995
                                                                     --------------  -------------  -------------
Net sales..........................................................  $   47,673,950  $  14,988,946  $     358,726
Cost of goods sold.................................................      41,479,865     12,660,900        110,097
                                                                     --------------  -------------  -------------
Gross profit.......................................................       6,194,085      2,328,046        248,629
                                                                     --------------  -------------  -------------
Operating expenses:
  Research and development.........................................       2,593,866      1,079,927        409,805
  Sales and marketing..............................................       3,044,052      1,177,214      1,358,032
  General and administrative.......................................       3,632,895      1,930,204        894,372
  Depreciation and amortization....................................       4,190,583      1,748,063         71,043
  Bad debt expense.................................................       2,230,808         46,393         19,003
                                                                     --------------  -------------  -------------
    Total operating expenses.......................................      15,692,204      5,981,801      2,752,255
                                                                     --------------  -------------  -------------
Operating loss.....................................................      (9,498,119)    (3,653,755)    (2,503,626)
                                                                     --------------  -------------  -------------
Other income (expense):
  Interest income..................................................          45,659         74,238         56,250
  Interest expense.................................................        (661,368)      (108,332)      --
  Other income.....................................................        --                4,182          2,290
                                                                     --------------  -------------  -------------
Net loss...........................................................  $  (10,113,828) $  (3,683,667) $  (2,445,086)
                                                                     --------------  -------------  -------------
Loss per weighted average common share.............................  $        (0.58) $       (0.31) $       (0.29)
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Weighted average number of common shares...........................      17,537,914     11,765,850      8,436,320
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OFSTOCKHOLDERS' EQUITY

                                                             COMMON STOCK                              TOTAL
                                                      ---------------------------   ACCUMULATED    STOCKHOLDERS'
                                                         SHARES        AMOUNT         DEFICIT          EQUITY
                                                      ------------  -------------  --------------  --------------
Balance, September 30, 1994.........................     7,995,325  $   5,931,456  $   (3,990,340) $    1,941,116
                                                      ------------  -------------  --------------  --------------
Net loss............................................       --            --            (2,445,086)     (2,445,086)
Private placements, net.............................       900,000      1,607,232        --             1,607,232
Issued as payment of commission.....................        48,980        120,001        --               120,001
Exercise of stock options...........................         6,000         12,724        --                12,724
Issued for retirement of debt.......................       115,000        142,928        --               142,928
                                                      ------------  -------------  --------------  --------------
Balance, September 30, 1995.........................     9,065,305  $   7,814,341      (6,435,426)      1,378,915
                                                      ------------  -------------  --------------  --------------
Net loss............................................       --            --            (3,683,667)     (3,683,667)
Acquisition of businesses, net (Note 2).............     4,150,000      8,300,000        --             8,300,000
Issued as payment of consulting bonus
  (Note 2)..........................................       207,500        788,500        --               788,500
Private placements, net (Note 9)....................       975,177      1,511,796        --             1,511,796
Issued as payment of commission.....................        45,555        102,499        --               102,499
Exercise of stock warrants..........................     1,515,000      1,905,000        --             1,905,000
Issued for retirement of debt.......................        20,000         47,000        --                47,000
                                                      ------------  -------------  --------------  --------------
Balance, September 30, 1996.........................    15,978,537     20,469,136     (10,119,093) $   10,350,043
                                                      ------------  -------------  --------------  --------------
Net loss............................................       --            --           (10,113,828)    (10,113,828)
Private placements, net (Note 9)....................     2,280,000      5,600,000        --             5,600,000
Exercise of stock options...........................        16,000         42,420        --                42,420
Exercise of stock warrants..........................     2,060,177      2,487,968        --             2,487,968
Other (Note 9)......................................       --            --               (16,500)        (16,500)
                                                      ------------  -------------  --------------  --------------
Balance, September 30, 1997.........................    20,334,714  $  28,599,524  $  (20,249,421) $    8,350,103
                                                      ------------  -------------  --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------------------------
                                                                           1997           1996           1995
                                                                      --------------  -------------  -------------
Cash flows from operating activities:
Net loss............................................................  $  (10,113,828) $  (3,683,667) $  (2,445,086)
Adjustments to reconcile net loss to cash used in operating
  activities:
  Depreciation and amortization.....................................       4,420,359      1,808,693         71,043
  Write-downs.......................................................        --               21,927       --
  Increase in restricted cash.......................................      (1,539,448)      --             --
  (Increase) decrease in accounts receivable........................       1,550,030       (856,885)        84,855
  (Increase) decrease in accounts receivable from related parties...           5,320        (17,691)      --
  Increase in inventory.............................................      (2,684,592)      (156,733)        (2,757)
  Increase in prepaid expense and other.............................        (146,472)      (103,789)       (13,810)
  Increase in other noncurrent assets...............................        (521,957)      --             --
  Increase (decrease) in accounts payable and accrued liabilities...         713,700     (1,323,521)        22,870
                                                                      --------------  -------------  -------------
Net cash used in operating activities...............................      (8,316,888)    (4,311,666)    (2,282,885)
                                                                      --------------  -------------  -------------
Cash flows from investing activities:
  Purchases of fixed assets.........................................      (1,546,088)      (403,512)       (48,962)
  Patents and trademark costs.......................................          (6,094)       (32,763)       (42,776)
  Cash obtained in acquisition of businesses........................        --            2,817,230       --
                                                                      --------------  -------------  -------------
Net cash (used in) provided by investing activities.................      (1,552,182)     2,380,955        (91,738)
                                                                      --------------  -------------  -------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock........................       5,600,000      1,614,295      1,727,233
  Draws (payments) on revolving credit note, net....................       1,097,516       (195,881)      --
  Principal payments on capital lease obligations...................         (41,886)       (20,158)      --
  Net proceeds from exercise of stock options.......................          42,420       --               12,724
  Net proceeds from exercise of stock warrants......................       2,487,968      1,905,000       --
  Other.............................................................         (16,500)      --             --
                                                                      --------------  -------------  -------------
Net cash provided by financing activities...........................       9,169,518      3,303,256      1,739,957
                                                                      --------------  -------------  -------------
Increase (decrease) in cash and cash equivalents....................        (699,552)     1,372,545       (634,666)
Cash and cash equivalents, beginning of year........................       2,689,569      1,317,024      1,951,690
                                                                      --------------  -------------  -------------
Cash and cash equivalents, end of year..............................  $    1,990,017  $   2,689,569  $   1,317,024
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------
Supplemental disclosure of cash flow information:
  Income taxes paid.................................................        --             --             --
  Interest paid.....................................................  $      661,368  $     108,332  $       1,152
Non-cash investing and financing activities:
  Shares issued to related parties and others to satisfy accrued
    liabilities.....................................................        --        $      47,000  $     142,928
  Shares issued to purchase businesses (Note 2).....................        --        $   9,088,500       --

  The accompanying notes are an integral part of these consolidated financial statements.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996 AND 1995

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse"), Timespan Communications Corp. ("Timespan") and Rosetta Marketing and Sales Inc. (collectively, the "Company"). Timespan was dissolved as of October 23, 1996. The Company provides custom design, engineering and manufacturing services, test solutions and standard and custom module products to original equipment manufacturers in the computer, networking and telecommunications industries. Numerous factors affect the Company's operating results, including, but not limited to, general economic conditions, competition, changing technologies, component shortages and price fluctuations. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. The Company has experienced losses since inception. The Company continues to develop additional products, and with acquisitions during fiscal year 1996 (Note 2), now has existing salable products. The continued success of the Company depends upon the Company's ability to generate sufficient sales from the development of new products or increased sales of existing products. The Company believes that its existing funds, anticipated cash flow from operations, amounts available from future vendor credits, bank borrowings and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months at the projected level of operations. However, if there should be a significant increase in sales levels which require additional investments in equipment, inventory and accounts receivable, the Company would be required to obtain alternate sources for additional debt and rely upon a future equity offering or offerings for such funding. There is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

    Certain reclassifications of amounts related to 1996 and 1995 have been made to conform with the 1997 presentation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be classified as cash equivalents. Cash equivalents are carried at cost, which approximates market value. The Company places its cash investments in high credit quality instruments. Restricted cash represents deposits which are available only to pay down the revolving credit note. (Note
6)

INVENTORY

    Inventory is stated at the lower of cost or market value. In the third quarter of fiscal 1996, the Company changed its method of accounting for inventories from the first-in, first-out method to a

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) weighted average cost basis. The change did not have a significant effect on results of operations for 1996 or 1997, nor is it anticipated that it will have a material effect on future periods. Prior to the change, the Company's inventory costs would not have differed significantly under the two methods. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

REVENUE RECOGNITION

    Revenue from sales is recognized when the related products are shipped, typically freight on board ("FOB") shipping point or at the time the services are rendered. The Company warrants products against defects and has a policy concerning the return of products and accrues the cost of warranting these products as they are shipped.

DEPRECIATION AND AMORTIZATION

    The Company uses the straight-line method of depreciation. Under the straight-line method of depreciation, the Company is using the following estimated useful lives:

Machinery and equipment....................  3-7 years
Office and engineering equipment...........  5 years
Computer equipment and software............  3 years
Furniture and fixtures.....................  5 years
Vehicles...................................  5 years
Leasehold improvements.....................  Shorter of useful life or remaining term of the lease

    The Company reviews the carrying amount of its intangible assets and related amortization periods on an annual basis for impairment by reviewing undiscounted cash flow projections, excluding interest, as is required under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Impairment loss is recognized based upon the difference between the carrying amount of the assets and the fair value. Fair value is determined based upon the net present value of estimated expected future cash flows using a discount rate commensurate with risks involved. Effective October 1, 1995, the Company adopted SFAS No.
121. The impact of adoption was not material to the Company's consolidated financial position or the results of operations. Based on its review, the Company believes no impairment has occurred as of September 30, 1997.

LOSS PER SHARE

    Loss per share is calculated based upon the weighted average number of common shares outstanding during the year. Common stock equivalents have not been included because their effect would be antidilutive.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting prescribed by APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method recommended by SFAS No. 123 had been applied. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company measures compensation costs in accordance with APB No. 25 and provides pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS No. 123 had been applied. (Note 9)

    The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement will require the Company to classify its financial assets pledged as collateral separately in financial statements. This statement is effective for fiscal years beginning after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125." SFAS 127 moves forward some, but not all, of the provisions of SFAS 125 to December 31, 1997. The Company believes that the adoption of this statement will not have a material impact on the financial condition or results of operation of the Company.

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earning per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earning Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the statements of operations, for all entities with complex capital structures. SFAS No. 128 is effective for financial statement for periods ending after December 15, 1997 and early adoption is not permitted. Management of the Company does not anticipate that the adoption of SFAS No. 128 will have a material difference from EPS as currently presented.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company believes that the adoption of this statement will not have a material effect on the financial condition or results of operations of the Company.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  ACQUISITIONS OF 1ST TECH AND DARKHORSE

    On May 21, 1996, the Company acquired 1st Tech and DarkHorse, as a result of which 1st Tech and DarkHorse became wholly owned subsidiaries of the Company in exchange for an aggregate of 4,150,000 shares of the Company's common stock. 1st Tech is engaged primarily in the design, manufacture and sale of standard memory products to the memory aftermarket and custom memory assemblies to original equipment manufacturers, and offers engineering design and contract manufacturing services. DarkHorse designs and markets memory testing equipment primarily to electronic equipment manufacturers.

    At the closing of the acquisitions, the Company granted options for the purchase of 550,000 common shares to key employees of 1st Tech and DarkHorse, allowed the primary stockholder of 1st Tech, who is also one of the three former owners of DarkHorse, to appoint two members to the Company's seven-member Board of Directors, and paid a consulting bonus to a Director of the Company of 207,500 common shares at a price of $3.80 per share.

    The acquisitions of 1st Tech and DarkHorse were accounted for using the purchase method of accounting. The net purchase price was allocated as follows:

Purchase price..................................................  $8,300,000
Assets acquired:
  Working capital other than note payable.......................   3,907,459
  Fixed assets..................................................   1,607,771
  Other assets..................................................     241,627
Liabilities assumed:
  Note payable..................................................  (3,276,674)
  Other liabilities.............................................    (137,365)
  Commission paid...............................................    (788,500)
  Closing costs.................................................    (425,316)
                                                                  ----------
Excess of purchase price over net assets acquired--Goodwill.....  $7,170,998

    The fair value of working capital, fixed assets, other assets, note payable and other liabilities was based on the historical cost from the financial statements of 1st Tech and DarkHorse, which was estimated to be materially equal to fair market value. The fair value of the consulting bonus paid was 207,500 shares at a price of $3.80 at the date of issuance. Purchase price was determined as the number of shares issued for 1st Tech and DarkHorse (4,150,000) at a per share price of $2.00, utilizing the offering price of the private placement of shares of common stock of 1st Tech immediately prior to the acquisition.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

2.  ACQUISITIONS OF 1ST TECH AND DARKHORSE (CONTINUED)
    Goodwill is being amortized against earnings over a two-year period. The amount of goodwill amortized at fiscal year ended September 30, 1997 and September 30, 1996 was $5,079,457 and $1,493,958, respectively. The results of operations of 1st Tech and DarkHorse have been included in the consolidated financial statements since the acquisition date.

3.  TRADE ACCOUNTS RECEIVABLE

    The Company grants credit to domestic and international original equipment manufacturers, distributors and end users. Until February 28, 1997, the Company carried a business credit policy covering certain accounts receivable. The insurance policy provided protection against losses from uncollectible accounts resulting from nonpayment by specified customers. At September 30, 1997, no credit policy was in place. Effective November 1, 1997 the Company purchased a business credit policy covering certain accounts receivable. This insurance policy will provide protection against losses from uncollectible accounts resulting from nonpayment by specified customers and has a deductible of $50 thousand with a maximum policy amount of $5 million.

    During fiscal 1997, the Company had a single significant customer who accounted for 12% of net sales. In fiscal 1996 and 1995, no single customer accounted for more than 10% of net sales.

    At September 30, 1997, two customer balances exceeded 10% of total trade accounts receivables, with one customer balance at 13% and the second at 22% of total trade accounts receivables. At September 30, 1996 two customers had balances exceeding 10% of accounts receivable, with one customer at 12% and another at 12% of total trade accounts receivables.

    For fiscal 1997, the amount charged to bad debt expense was $2.2 million, compared to a total of $46 thousand for fiscal 1996 and $19 thousand for fiscal 1995. The increase in fiscal 1997 bad debt expense is primarily due to a $1.7 million write off for one customer and to increased sales in conjunction with the acquisitions of 1st Tech and DarkHorse.

4.  INVENTORY

    Inventory consists of the following:

                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Raw materials.....................................................  $  3,659,465  $  1,343,522
Work-in-process...................................................       204,783       203,017
Finished goods....................................................       624,802       257,919
                                                                    ------------  ------------
                                                                    $  4,489,050  $  1,804,458

    $882 thousand of inventory was for one customer. This customer is financially responsible for inventory purchased by the Company that decreases in value or is rendered obsolete or unsalable provided the inventory was acquired in accordance with contractual terms.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

5.  PROPERTY AND EQUIPMENT

    Property and equipment at September 30 consists of the following:

                                              1997                                        1996
                           ------------------------------------------  ------------------------------------------
                                          ACCUMULATED        NET                      ACCUMULATED        NET
                                         DEPRECIATION &      BOOK                    DEPRECIATION &      BOOK
                               COST       AMORTIZATION      VALUE          COST       AMORTIZATION      VALUE
                           ------------  --------------  ------------  ------------  --------------  ------------
Manufacturing
  equipment..............  $  1,447,039   $    432,668   $  1,014,371  $  1,055,964    $  234,159    $    821,805
Office equipment.........       579,117        393,939        185,178       579,117       224,102         355,015
Engineering equipment....       320,783        154,583        166,200       253,482        77,807         175,675
Computer equipment.......       514,892        157,846        357,046       118,696        87,448          31,248
Computer software........       623,856        251,270        372,586       223,872       115,821         108,051
Furniture and fixtures...       359,614        163,306        196,308       295,585        90,186         205,399
Vehicles.................        39,445         17,750         21,695        39,445         9,861          29,584
Leasehold improvements...       385,410        159,470        225,940       157,907        67,205          90,702
                           ------------  --------------  ------------  ------------  --------------  ------------
                           $  4,270,156   $  1,730,832   $  2,539,324  $  2,724,068    $  906,589    $  1,817,479
                           ------------  --------------  ------------  ------------  --------------  ------------
                           ------------  --------------  ------------  ------------  --------------  ------------

    The Company had approximately $280,000 and $266,000 of property and equipment acquired under capital leases at September 30, 1997 and 1996, respectively. The accumulated amortization related to these assets totaled $96,000 and $47,000 at September 30, 1997 and 1996, respectively. The related amortization expense was $49,000 and $16,000 for the years ended September 30, 1997 and 1996, respectively.

    Depreciation and amortization expense as reflected in the accompanying consolidated financial statements is as follows:

                                                                                 DEPRECIATION AND AMORTIZATION
                                                                                    EXPENSE FOR FISCAL YEAR
                                                                             -------------------------------------
                                                                                 1997          1996        1995
                                                                             ------------  ------------  ---------
Cost of Goods Sold.........................................................  $    229,776  $     60,630  $  --
Operating Expenses.........................................................     4,190,583     1,748,063     71,043
                                                                             ------------  ------------  ---------
Total Depreciation and Amortization Expense................................  $  4,420,359  $  1,808,693  $  71,043
                                                                             ------------  ------------  ---------

6.  REVOLVING CREDIT NOTE

    The Company obtained a new $8,500,000 revolving credit note effective July 24, 1997 with a financial institution. The revolving credit note contains an annual commitment fee of $85,000 and bears interest at the prime rate as quoted in The Wall Street Journal plus 2% (10.50% at September 30, 1997). The Company also issued 65,000 stock purchase warrants to the lender at a price of $5.38, which was 5% over the market closing price on the date of signing the note agreement. These stock purchase warrants expire on July 24, 2002. The revolving credit note has a maturity date of July 24, 2000 and is secured by all of the Company's assets. Such date will automatically be extended for successive additional terms of three years each unless one party gives written notice to the other, not less than sixty days prior to the maturity date, that such party elects not to extend the maturity date. Borrowings are based upon 85% of eligible accounts

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

6.  REVOLVING CREDIT NOTE (CONTINUED)
receivables and eligible inventory amounts as defined in the borrowing agreement. The amount outstanding at September 30, 1997 was $4,172,516. The amount available to draw at September 30, 1997 was $1,089,124. In addition, the Company is required to maintain a lockbox account to be used for the collection of the Company's trade accounts receivable. All collections must be applied to reduce the outstanding balance of the revolving credit note. The balance of this lockbox account is shown as restricted cash in the accompanying consolidated balance sheet.

    On July 1, 1997, the Company's previous revolving credit note with a different financial institution was terminated. Borrowings under the agreement were limited to 73% of eligible accounts receivable and were secured by substantially all of the Company's assets. The financial institution continued to grant the Company's loan requests at an interest rate of prime plus 1% to 3% depending on a ratio computed monthly until the new revolving credit note was in place on July 24, 1997.

7.  LEASE COMMITMENTS

    The Company leases certain equipment and office space under noncancellable leases with expiration dates ranging from 1998 through 2002.

    Future minimum lease payments under all leases at September 30, 1997 were as follows:

                                                                 CAPITAL
                                                                 LEASES      OPERATING LEASES
                                                              -------------  ----------------
1998........................................................   $    91,823     $    631,689
1999........................................................        57,275          599,956
2000........................................................        41,821          576,747
2001........................................................             0          321,447
2002........................................................             0          160,973
                                                              -------------  ----------------
Total minimum lease payments................................   $   190,919     $  2,290,812

Amounts representing interest...............................        33,854
                                                              -------------
Present value of minimum capital lease payments.............       157,065
Less: current portion.......................................        75,951
                                                              -------------
Long-term capital lease obligation..........................   $    81,114
                                                              -------------
                                                              -------------

    Rent expense recorded under all operating leases was $540,039, $118,189 and $48,619 for fiscal 1997, 1996 and 1995, respectively. The Company had a letter of credit totaling $579,415 as collateral for an operating lease for manufacturing equipment.

8.  RELATED PARTY TRANSACTIONS

    The Company and its subsidiaries entered into the following related party transactions:

    General and administrative expense includes consulting fees and expenses in the amount of $112,089, $870,000 ($788,500 of which was paid in stock--Note 2) and $159,000 paid to the Company's directors for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

8.  RELATED PARTY TRANSACTIONS (CONTINUED)
    In July 1997, the Company entered into a contract with a director for consulting services in consideration of the issuance of warrants exercisable for the purchase of 200,000 shares of Common Stock at $0.01 per share from January 31, 1998 through December 31, 1999.

    General and administrative expense includes professional fees in the amount of $197,623, $100,000 of which was paid in stock--see Note 9-- and $122,000 and $97,000 of which was paid in cash to two stockholders of the Company for legal and other services provided for the years ended September 30, 1997, 1996 and 1995, respectively.

    During the fiscal year ended September 30, 1997, two former stockholders of Darkhorse were paid $37,809 each. A third stockholder debt to the Company was reduced by $5,500, from $17,691 to $12,191. Prior to the acquisition, Darkhorse was an S-Corporation. These amounts arose at the date of acquisition to cover the taxes on earnings passed on to the three stockholders for the period from January 1, 1996 to the date of acquisition.

    Upon the acquisitions of 1st Tech and DarkHorse by the Company on May 21, 1996, the principal stockholder of 1st Tech and one of three principal stockholders of DarkHorse became president and chief operating officer of the Company until October 1997, and was issued an aggregate of 1,995,000 shares of Common Stock in exchange for shares of 1st Tech and DarkHorse owned by him. The 1,995,000 shares had a total value of $8,379,000 based on the closing price of the Common Stock on May 21, 1996. This stockholder also was granted a stock option under the Company's 1993 Stock Option Plan, exercisable over a five-year period, for the purchase of an aggregate of 150,000 shares of the Company's Common Stock at $3.69 per share. The shares underlying the option vest one-third on each of the first three anniversaries of the grant date. In connection with the acquisitions, this stockholder was granted the right to designate two individuals for appointment to the Company's Board of Directors and to name an advisory director.

    On May 21, 1996, 1st Tech purchased a Quad QSP-2 High Speed Fine Pitch Surface Mount Assembly from the president and chief executive officer of 1st Tech, who became president and chief operating officer of the Company, for $225,000. Previously, this equipment had been leased.

    To take advantage of an inventory purchase opportunity, the Company requested that all outstanding stock purchase warrantholders exercise their warrants by March 31, 1997, which was substantially prior to the scheduled expiration dates of the warrants. As an inducement for this early exercise, the exercise price was discounted 50%. An additional incentive was offered to stock purchase warrantholders who funded their subscription immediately upon notice of such request. This inducement consisted of an offer of 200,000 warrants at an exercise price of $.01 per share, prorated among the warrantholders who funded upon notice of such request. (Note 9)

9.  STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS

    In the past three fiscal years, the Company has closed three separate private placements. In July 1997, the Company completed an equity financing of 2,240,000 common shares for gross proceeds of $5,600,000. Legal fees related to the financing were settled through the issuance of 40,000 common shares at the price of $2.50 per share. (Note 8)

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

9.  STOCKHOLDERS' EQUITY (CONTINUED)
    In December 1995, the Company completed an equity financing of 941,177 common shares and common stock purchase warrants to purchase 941,177 shares of common stock at an exercise price per share of $1.70 in 1996 and $1.95 in 1997. The stock warrants have been exercised. Legal fees in connection with the equity financing were paid through the issuance of 45,555 shares of Common Stock at a price of $2.25 per share, to a stockholder acting as legal counsel.

    In November 1995, the Company completed an equity financing of 34,000 common shares and common stock purchase warrants to purchase 34,000 shares of common stock at an exercise price per share of $2.00 in 1996 and $2.25 in 1997. The stock warrants have been exercised.

PREFERRED STOCK

    The Company is authorized to issue 10,000,000 shares of preferred stock with $1 par value. There were no preferred shares issued and outstanding at September 30, 1997 and 1996.

RETAINED EARNINGS

    A final distribution in the amount of $16,500 was made during fiscal year 1997 to the prior owners of Darkhorse pursuant to the terms of the acquisition agreement. The purpose of this distribution was to cover federal income taxes incurred by the prior owners as a result of their investment in the S-Corporation. (Note 8)

    STOCK OPTIONS

    A rollforward of stock option activity is as follows:

                                                      FISCAL 1997                 FISCAL 1996
                                               --------------------------  --------------------------
                                                            STOCK OPTION                STOCK OPTION
                                                 SHARES        PRICE         SHARES        PRICE
                                               ----------  --------------  ----------  --------------
Outstanding--Beginning of year...............   1,804,100  $ 1.10 to 3.69   1,364,450  $ 1.10 to 3.32
Granted......................................     882,500    3.41 to 5.81     834,900    3.13 to 3.72
Canceled or expired..........................    (283,283)   1.10 to 5.81    (395,250)   2.02 to 3.72
Exercised....................................     (16,000)   2.61 to 2.72      --            --
                                               ----------  --------------  ----------  --------------
Outstanding--End of year.....................   2,387,317    1.10 to 5.81   1,804,100  $ 1.10 to 3.69
Exercisable--End of year.....................   1,083,700                     555,232

    The Company's 1993 Stock Option Plan permits grants to the Company's directors, key employees and consultants as an incentive for them to remain in the Company's employ or service. The duration of options granted under the 1993 Stock Option Plan cannot exceed ten years (five years with respect to holder of 10% or more of the Company's shares in the case of incentive stock options). The grant price is determined by the Option Committee of the Board of Directors, but in no instance shall it be lower than the fair market value of the stock as of the date of grant. Fair market value shall be determined as the closing price of the Company's stock on the Nasdaq SmallCap Market for the date of the grant. Under the terms of the 1993 Stock Option Plan, 2,600,000 shares are reserved for the granting of stock options. At September 30, 1997, options to purchase 1,885,817 shares had been granted under the 1993 Option Plan and remain outstanding, leaving 714,183 shares available for future grants under the 1993 Option Plan. In

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

9.  STOCKHOLDERS' EQUITY (CONTINUED)
addition, at September 30, 1997, options to purchase 139,000 shares ("compensation contract options") had been granted outside the 1993 Option Plan, prior to its adoption. The compensation contract options vested one third on each of the first three anniversaries of the date of grant, and are exercisable for five years after the date of grant.

    The Company's 1997 Non-Employee Director Plan (the "Director Plan") was adopted by the Company's Board of Directors on January 15, 1997. Prior to this date, non-employee directors were granted options under the 1993 Option Plan. The purpose of this plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent directors, upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons. The Director Plan authorizes the granting to non-employee directors (totaling six eligible individuals at November 30, 1997) of nonqualified options ("Director Options") exercisable for the purchase of 25,000 shares of Common Stock on the date they are elected or appointed to the Board of Directors. Options granted under the Director Plan vest in three equal portions over three years from the date of grant and are exercisable for a period of five years from the date of grant. The grant price shall be valued at the fair market value per share on the date of grant, as determined by the closing price of the Company's stock on the Nasdaq SmallCap Market on the date of grant. Under the terms of the Director Plan, 800,000 shares of Common Stock (subject to certain adjustments) have been reserved for issuance upon exercise of Director Options and Discretionary Options, including options for 362,500 shares previously granted to current outside directors under the 1993 Option Plan. At September 30, 1997, no options had been granted under the Director Plan except for the 362,500 shares previously granted under the 1993 Option Plan.

    Options granted from the inception of the 1993 Stock Option Plan through April 1997 vest one third on each of the first three anniversaries of the date of grant and are exercisable for five years after the date of the grant. Options granted after April 1997 vest one fourth on each of the first four anniversaries of the date of grant and are exercisable for seven years after the date of the grant.

WARRANTS

    Each stock warrant entitles the holder to purchase one share of common stock at a particular price, vesting period and expiration date to be specified within each individual warrant agreement. During fiscal 1997, 2,060,177 stock warrants were exercised and no stock warrants expired. During 1997, 200,000 stock warrants with an exercise price of $.01 per share were issued to stock purchase warrantholders who exercised warrants by March 31, 1997 upon request of the Company (Note 8). In addition, 200,000 stock

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

9.  STOCKHOLDERS' EQUITY (CONTINUED)
warrants were issued to a director at an exercise price of $.01 per share as a consulting bonus. The Company had stock warrants outstanding for the purchase of Common Stock in 1997 and 1996 as follows:

                                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------------
                                                                  1997                          1996
                                                      ----------------------------  ----------------------------
                                                                   STOCK WARRANT                 STOCK WARRANT
                                                        SHARES         PRICE          SHARES         PRICE
                                                      ----------  ----------------  ----------  ----------------
Outstanding--Beginning of year......................   1,860,177  $  1.70 to $2.30   2,400,000  $  1.00 to $2.30
Granted.............................................     489,999  $   .01 to $5.38     975,177  $  1.70 to $2.25
Exercised...........................................   2,060,177  $   .01 to $1.15   1,515,000  $  1.25 to $2.00
                                                      ----------  ----------------  ----------  ----------------
Outstanding--End of year............................     289,999  $   .01 to $5.38   1,860,177  $  1.70 to $2.30
Exercisable--End of year............................           0                     1,860,177  $  1.70 to $2.30

STOCK BASED COMPENSATION

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under APB 25. If APB No. 25 is used by an entity, SFAS No. 123 requires supplemental disclosure to show the effects of using SFAS No. 123 for stock option issuances effective after December 15, 1994. The Company continues to account for stock options under APB No. 25. Had compensation expense for all of the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the following pro forma amounts:

                                                                                   FOR YEAR
                                                                 FOR YEAR ENDED      ENDED
                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                      1997           1996
                                                                 --------------  -------------
Net loss:
  As reported..................................................  $  (10,113,828)  $(3,683,667)
  Pro forma....................................................     (10,988,475)   (3,809,027)
                                                                 --------------  -------------
Loss per share:
  As reported..................................................           (0.58)        (0.31)
  Pro forma....................................................           (0.63)        (0.32)

    Because the SFAS No. 123 method of accounting has not been applied to stock options issued prior to December 15, 1994, the resulting pro forma compensation expense may not be representative of that to be expected in future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rate of approximately 6.5%; expected volatility of approximately 79% based on the performance of publicly traded businesses within the Company's industry; expected lives of approximately 5 years for the 1993 Stock Option Plan, and no dividends are expected to be paid.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

10.  INCOME TAXES

    During 1997 and 1996, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $6,023,000 and $1,785,000, respectively. The loss carryforwards expire in 2012 and 2011, respectively. During 1997 and 1996, the Company had temporary differences resulting in future tax deductions of $513,000 and $693,000, respectively, principally representing tax basis in accrued liabilities and intangible assets. Deferred income tax assets from the loss carryforwards and asset basis differences aggregate $4,649,000 and $2,240,000 respectively at September 30, 1997.

    For financial reporting purposes, valuation allowances of $4,649,000 and $2,240,000 have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

    The availability of the net operating loss carryforward and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforward due to Internal Revenue Service ("IRS") Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company does not believe that an IRS Code Section 382 limitation exists as of September 30, 1997.

11.  EMPLOYEE BENEFITS

    Effective January 1, 1995, 1st Tech sponsored the 1st Tech 401(k) Plan (the "Plan") which qualifies under Section 401(k) of the IRS Code for eligible employees. Eligible employees may defer a portion of their annual compensation under the Plan subject to maximum limitations. The requirements for eligibility include a minimum age of 21 and a minimum of six months of service as a full time employee. As of the date of acquisition, all employees of the Company became eligible to participate in the Plan. Effective August 1, 1997, the Plan changed its name to The Tanisys Technology Inc., 401(k) Plan.

    Under provisions of the Plan, the Company may elect to make discretionary matching contributions to the Plan for the benefit of the participants. No such discretionary contributions were made in fiscal 1997, 1996 or 1995.

12.  SUBSEQUENT EVENTS

    In October 1997, Mark C. Holliday, Chairman of the Board and Chief Executive Officer, and Gary W. Pankonien, President and Chief Operating Officer, stepped down and Charles T. Comiso assumed the responsibilities of President and Chief Executive Officer. Parris H. Holmes, Jr., Vice Chairman of the Board, was named Chairman of the Board. These changes were immediate. Messrs. Holliday and Pankonien both agreed to remain on the Company's Board of Directors.

    The Company entered into an employment agreement with Charles T. Comiso effective October 21, 1997. This agreement expires on October 20, 1998 and will continue thereafter unless terminated by either party with 120 days' notice. Mr. Comiso's annual salary will be $180,000 until such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, then his annual salary will increase to $240,000. The agreement provides for the granting of a seven-year option to purchase 1,000,000 shares of Common Stock at an exercise price to be determined during the first 60 days of the employment period. The exercise price has been determined to be $2.00 per share. The option shall vest as to 100,000 and 150,000 shares on the first and second anniversaries of the agreement, respectively, and as

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

12.  SUBSEQUENT EVENTS (CONTINUED)
to 250,000 shares on each of the third, fourth and fifth anniversaries of the agreement. Additionally, at such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, the Company will grant to Mr. Comiso a seven-year option to purchase 500,000 shares of Common Stock at an exercise price equal to the closing price of the Company's Common Stock as reported on the Nasdaq SmallCap Market on the date of grant. The option shall vest as to 125,000 shares on each of the second, third, fourth and fifth anniversaries of the date of grant. As part of the employment agreement, Mr. Comiso agreed to purchase $150,000 of the Company's Common Stock at a maximum price of $3.00 per share. Subsequently, Mr. Comiso purchased 50,000 shares of Common Stock, from the Company for $75,000 and has committed to purchase an additional 50,000 shares for $75,000 in January 1998. These shares are restricted, and the Company has no registration obligations.

    The Board of Directors of the Company has approved the establishment of severance packages that provide for the continuation of the salaries and bonuses of both Mark C. Holliday, the former Chairman of the Board and Chief Executive Officer, and Gary W. Pankonien, the former President and Chief Operating Officer, until April and May of 1998, respectively. While the Board of Directors and the former officers have agreed to the general terms, the specific agreements are still in the process of being completed and signed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Company's directors, executive officers and key employees and their respective ages and positions as of November 30, 1997 are as follows:

NAME                                                  AGE                        POSITION(S)
------------------------------------------------      ---      ------------------------------------------------
Charles T. Comiso (1)...........................          60   President, Chief Executive Officer and Director
Joe O. Davis....................................          54   Senior Vice President, Chief Financial Officer
                                                                 and Corporate Secretary
John R. Bennett.................................          37   Vice President of Sales and Customer Service
Chris Efstathiou, Jr. ..........................          38   Vice President and General Manager
Joseph C. Klein.................................          41   Vice President of Engineering
Donald G. McCord................................          41   Vice President of Marketing
Donald R. Turner................................          42   Corporate Controller
Parris H. Holmes, Jr. ..........................          54   Chairman of the Board (2)(3)(4)
Mark C. Holliday................................          45   Director
Gordon H. Matthews..............................          61   Director (2)
Gary W. Pankonien...............................          47   Director
Alan H. Portnoy.................................          52   Director (2)
Theodore W. Van Duyn............................          49   Director (3)(4)

------------------------

(1) Mr. Comiso was named President and Chief Executive Officer and appointed to the Board of Directors in October 1997.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Member of the Stock Option Committee.

    The following are biographies of the Company's executive officers, directors and key employees for the past five years.

    CHARLES T. COMISO joined the Company as President, Chief Executive Officer and Director in October 1997. Prior to joining the Company, Mr. Comiso served as a Senior Officer of Wyse Technology, Inc. from 1984 to September 1997. From 1995 to September 1997, Mr. Comiso served as Senior Vice President of the parent company and from 1990 to 1995 as President and Chief Executive Officer of Link Technologies, Inc., a wholly owned subsidiary of Wyse Technology, Inc. Mr. Comiso is an electrical engineer with more than 35 years of technology industry experience and also has held positions with Hewlett Packard Company, Texas Instruments, IT&T Labs and Bendix Corporation.

    JOE O. DAVIS, CPA, joined the Company as Senior Vice President, Chief Financial Officer and Corporate Secretary in July 1996. Prior to joining the Company, Mr. Davis served from June 1990 to April 1993 as Chief Financial Officer of San Marcos Telephone Company, which was acquired by Century Telephone

Enterprises, a long distance telephone company listed on the New York Stock Exchange and located in Monroe, Louisiana, in April 1993. Mr. Davis continued his employment with Century Telephone Enterprises as Vice President of Finance and Planning until July 1996. He has 27 years of experience in financial management and business planning, both domestically and internationally, has served as a member of the board of directors of various public and private companies in the United States and Australia, and was a partner with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick, for three years.

    JOHN R. BENNETT, Vice President of Sales and Service, joined the Company in November 1996 with many years of sales and marketing experience in the electronics, computer and peripherals businesses. Prior to being promoted to his current position of Vice President, Sales and Customer Service in October 1997, Mr. Bennett most recently acted in the role as Director of Sales at Tanisys, with prior responsibilities for the sales management of Tanisys's DarkHorse line of memory test equipment. Other positions held by Mr. Bennett include Senior Consultant, IBM, from October 1995 to November 1996, Vice President, Marketing, CACTUS Inc., from August 1994 to October 1995 and National Marketing Manager and National Sales Manager, CalComp (Division of Lockheed), from July 1988 to August 1994.

    CHRIS EFSTATHIOU, JR., Vice President and General Manager, has more than 17 years of experience in the electronics industry in high-tech purchasing. Mr. Efstathiou joined 1st Tech in December 1994 as Vice President of Materials and the Company in May 1996 upon its acquisition of 1st Tech. Mr. Efstathiou was promoted to Vice President and General Manager of the Company in September 1997. Previously, Mr. Efstathiou worked from May 1990 to December 1994 as the Director of Strategic Materials for Dell Computer Corporation, a personal computer manufacturer. Prior to working with Dell, Mr. Efstathiou was involved for more than 10 years in high-tech purchasing, including 4 years with Advent Corporation and more than 2 years with Wang Laboratories, Inc.

    JOSEPH C. KLEIN, Ph.D., Vice President of Engineering, joined the Company in November 1997. Dr. Klein has over 15 years of experience in the electronics and computer industry. Prior to joining the Company, Dr. Klein was Vice President of Engineering/Research and Development for PNY Technologies, Inc. from November 1994 to November 1997 and was World Wide Manager of Semiconductor Memory Product for IBM from November 1984 to November 1994.

    DONALD G. MCCORD, Vice President of Marketing, joined the Company in June 1997 initially as a consultant and then as Vice President of Marketing. Mr. McCord has over seventeen years in high technology businesses. Mr. McCord served as Regional Sales Manager for Creative Labs from August 1994 to November 1996 and Manager of Desktop Development for IBM's AMBRA subsidiary from October 1993 to August 1994. Marketing roles have included Manager of Desktop Product Marketing at Dell Computer from August 1988 to October 1993 as well as positions at Intel, Western Digital and Texas Instruments, Inc.

    DONALD R. TURNER, CPA, Corporate Controller, joined the Company effective upon the acquisition of 1st Tech in May 1996. Don Turner was a founding officer and board member of 1st Tech, where he served as Vice President, Chief Financial Officer and Secretary-Treasurer from January 1993 until the purchase by Tanisys in May 1996. Mr. Turner was Controller of Stratum Technologies, Inc. from September 1992 to January 1993. Prior to joining Stratum, Mr. Turner was Controller of Phillips Distribution, a San Antonio, Texas based packaging distribution company, from March 1984 until September 1992.

    PARRIS H. HOLMES, JR. has served as Chairman of the Board since October 1997 and as Director of the Company since August 1993, Mr. Holmes also served as Chairman of the Board from August 1993 until March 1994, at which time he was elected Vice Chairman of the Board. Mr. Holmes has been Chairman and Chief Executive Officer of Billing Information Concepts Corp., a third-party billing clearinghouse and information management services business, since May 1996. Mr. Holmes served as Chairman of the Board of USLD Communications Corp. from September 1986 until August 1996 and continued as Chairman of the Board of USLD Communications Corp. until June 1997.

    MARK C. HOLLIDAY joined the Company as President, Chief Executive Officer and a Director in February 1994 and was elected Chairman of the Board in March 1994. In October 1997, Mr. Holliday resigned as Chairman of the Board and Chief Executive Officer and currently serves the Company in the capacity of Director. Mr. Holliday has over 20 years of computer industry experience in large multinational companies as well as new ventures in computer software development. Prior to joining Tanisys Mr. Holliday was with BMC Software, Inc., a software development company, where he served as director of research and development from March 1988 to February 1994.

    GORDON H. MATTHEWS has served as a Director of the Company since September 1994. Since June 1992, Mr. Matthews has owned and operated Matthews Voice Mail Management, Inc., which provides voice mailboxes on a monthly rental basis for specialized applications. Mr. Matthews has owned and operated Matthews Communications Systems, Inc., which tracks the pace of golf course play and increases efficiency and net profitability of golf courses, since May 1989. In June 1996, Mr. Matthews started a new company, Matthews Communications Management, Inc., which offers advanced telephone control products. Mr. Matthews serves on the Board of Directors of V-Tel Corporation, an Austin, Texas company specializing in teleconferencing services.

    GARY W. PANKONIEN was appointed President and Chief Operating Officer of the Company after the acquisition of 1st Tech and DarkHorse in May 1996 and was elected a Director in July 1996. In October 1997, Mr. Pankonien resigned as President and Chief Operating Officer and currently serves the Company in the capacity of Director. Prior to 1st Tech's acquisition by the Company, Mr. Pankonien served as Chairman and Chief Executive Officer of 1st Tech since its inception in January 1993 and as Chairman and Chief Executive Officer of DarkHorse since May 1992. Mr. Pankonien was Chief Operations Officer of Stratum Technologies, Inc., a memory module manufacturer and reseller located in Austin, Texas, from January 1992 until August 1992, when he purchased Stratum and was appointed Chairman of the Board and Chief Executive Officer. Stratum was dissolved in June 1995. Mr. Pankonien was employed with Compaq Computer Corporation, a personal computer manufacturer, from February 1984 until October 1991 as Notebook Computer Design and Operations Manager and co-developed and currently holds the patent for the first notebook computer.

    ALAN H. PORTNOY has served as a Director of the Company since July 1996. Since October 1996, Mr. Portnoy has served as President of Macronix America Inc., a semiconductor manufacturing company. From January 1994 to October 1996, Mr. Portnoy served as President of Galactic Enterprises, Inc., which provides corporate development and strategic marketing services for high technology start-up companies and multinational corporations in the semiconductor, computer and communications fields. From September 1987 to January 1994, Mr. Portnoy was Executive Vice President and Chief Operating Officer of Goldstar America, Inc., a subsidiary of the Lucky-Goldstar Group, a Korean conglomerate.

    THEODORE W. VAN DUYN has served as a Director since March 1994. Mr. Van Duyn has been Chief Technology Officer for BMC Software, Inc. since February 1993. Mr. Van Duyn joined BMC Software, Inc. in 1985 as Director of Research and served as Senior Vice President, Research and Development, from 1986 until assuming his current position.

    All directors hold office for their elected term or until their successors are duly elected and qualified. If a director should be disqualified or unable to serve as a director, the vacancy so arising may be filled by the Board of Directors for the unexpired portion of his term. All officers serve at the discretion of the Board of Directors. There are no family relationships between members of the Board of Directors or any executive officers of the Company.

COMMITTEES AND BOARD COMPENSATION

    The Board of Directors conducts its business through meetings of the Board of Directors and through its committees. In accordance with the Bylaws of the Company, the Board of Directors has established

Compensation and Stock Option Committees and an Audit Committee. The Board of Directors does not currently utilize a nominating committee or committee performing similar functions.

COMPENSATION AND STOCK OPTION COMMITTEES

    The Compensation Committee reviews and makes recommendations to the Board of Directors concerning major compensation policies and compensation of officers and executive employees including stock options. This committee is comprised of Directors Holmes and Van Duyn.

    The Stock Option Committee meets semi-annually and makes recommendations to the Board of Directors concerning the granting of stock options under the 1993 Option Plan. This committee is comprised of Directors Holmes and Van Duyn.

AUDIT COMMITTEE

    The Audit Committee acts on behalf of the Board of Directors with respect to the Company's financial statements, record-keeping, auditing practices and matters relating to the Company's independent public accountants, including recommending to the Board of Directors the firm to be engaged as independent public accountants for the next fiscal year; reviewing with the Company's independent public accountants the scope and results of the audit and any related management letter; consulting with the independent public accountants and management with regard to the Company's accounting methods and the adequacy of its internal accounting controls; approving professional services by the independent public accountants; and reviewing the independence of the independent public accountants. The Audit Committee is comprised of Directors Holmes, Matthews and Portnoy.

DIRECTORS' COMPENSATION

    Directors are not paid a fee for attending Board of Director or committee meetings, but are reimbursed for their travel expenses to and from the meetings.

    Outside directors were granted stock options under the Company's 1993 Stock Option Plan at the time of their election or appointment to the Board of Directors from April 1994 until January 1997, when the Board of Directors approved the Company's 1997 Non-Employee Director Plan. See "Item 11, Executive Compensation--Benefit Plans--1997 Non-Employee Director Plan."

ITEM 11.  EXECUTIVE COMPENSATION.

    The following Summary Compensation Table sets forth information concerning compensation of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose base salary and bonus exceeded $100,000 for fiscal year 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM COMPENSATION
                                                                                                                 AWARDS
                                                                                                        -------------------------
                                                                                ANNUAL COMPENSATION       SECURITIES UNDERLYING
                                                                      FISCAL   ----------------------            OPTIONS
NAME AND PRINCIPAL POSITION                                            YEAR    SALARY ($)   BONUS ($)              (#)
--------------------------------------------------------------------  ------   ----------   ---------   -------------------------
MARK C. HOLLIDAY (1)                                                   1997     $ 131,043   $       0                  0
  CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER                    1996       127,341           0            100,000
                                                                       1995       125,000           0            110,000

GARY W. PANKONIEN (2)                                                  1997       125,000     182,667            100,000
  PRESIDENT AND CHIEF OPERATING OFFICER                                1996        95,336      66,664            150,000
                                                                       1995           N/A         N/A                N/A

BENJAMIN S. MARZ (3)                                                   1997       118,791           0             60,000
  VICE PRESIDENT OF SALES AND CUSTOMER SERVICE                         1996       103,262           0                  0
                                                                       1995       102,000           0                  0

CHRIS EFSTATHIOU                                                       1997       116,884(4)         0            60,000
  VICE PRESIDENT AND GENERAL MANAGER                                   1996        37,458           0             60,000
                                                                       1995           N/A         N/A                N/A

JOE O. DAVIS                                                           1997       115,000           0             30,000
  SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CORPORATE         1996        55,322(5)         0           120,000
  SECRETARY                                                            1995           N/A         N/A                N/A

JOHN R. BENNETT (6)                                                    1997       109,032      25,000             50,000
  VICE PRESIDENT OF SALES AND CUSTOMER SERVICE                         1996           N/A         N/A                N/A
                                                                       1995           N/A         N/A                N/A

------------------------

(1) Mr. Holliday resigned as Chairman of the Board and Chief Executive Officer in October 1997 and currently serves as a member of the Board of Directors of the Company.

(2) Mr. Pankonien resigned as President and Chief Operating Officer in October 1997 and currently serves as a member of the Board of Directors of the Company. The amount shown as compensation for fiscal 1996 is from May 21, 1996, the date Mr. Pankonien became an employee of the Company, through the end of fiscal 1996.

(3) Since October 4, 1997, Mr. Marz is no longer an employee of the Company.

(4) The amount shown reflects Mr. Efstathiou's salary from May 21, 1996, the date he became an employee of the Company, through the end of fiscal 1996.

(5) Amount shown reflects Mr. Davis's salary from July 11, 1996, the beginning date of his employment with the Company, through the end of fiscal 1996.

(6) Mr. Bennett was elected Vice President of Sales and Customer Service on October 1, 1997 and previously served as Director of Sales of the Company. Amount shown reflects Mr. Bennett's salary from November 1, 1996, the beginning date of his employment with the Company, through the end of fiscal 1997.

STOCK OPTION GRANTS

    The following table provides information related to stock options granted to the named executive officers during fiscal 1997:

                                   INDIVIDUAL GRANTS
                               --------------------------                             POTENTIAL REALIZABLE
                                              % OF TOTAL                                VALUE AT ASSUMED
                                 NUMBER OF      OPTIONS                              ANNUAL RATES OF STOCK
                                SECURITIES    GRANTED TO                             PRICE APPRECIATION FOR
                                UNDERLYING     EMPLOYEES   EXERCISE OR                   OPTION TERM(2)
                                  OPTIONS      IN FISCAL   BASE PRICE   EXPIRATION   ----------------------
NAME                           GRANTED(#)(1)     1997        ($/SH)        DATE        5%($)       10%($)
-----------------------------  -------------  -----------  -----------  -----------  ----------  ----------
Gary W. Pankonien                  100,000         11.3%    $    4.50       (3)      $  124,327  $  274,730

Chris Efstathiou                    60,000          6.8%    $    4.09     10/10/01       67,799     149,819

Joe O. Davis                        30,000          3.4%    $    4.09     10/10/01       33,900      74,910

------------------------

(1) For each named executive officer, the option listed represents a grant under the Company's 1993 Stock Option Plan. See "Executive Compensation--Employee Benefit Plans--1993 Stock Option Plan." The options granted in fiscal 1997 to Mr. Pankonien are exercisable one-fourth on each of the four anniversaries following the date of grant. The options granted in fiscal 1997 to Messrs. Efstathiou and Davis are exercisable one-third on each of the three anniversaries following the date of grant.

(2) Calculation based on stock option exercise price over period of option assuming annual compounding. The columns present estimates of potential values based on certain mathematical assumptions. The actual value, if any, that an executive officer may realize is dependent upon the market price on the date of option exercise.

(3) In the process of being determined as part of the finalization of Mr. Pankonien's severance package.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR END OPTION
  VALUES

    The following table provides information related to stock options exercised by the named executive officers during the 1997 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                 INDIVIDUAL GRANTS             NUMBER OF SECURITIES      VALUE(1) OF UNEXERCISED
                          --------------------------------    UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                            SHARES ACQUIRED                    OPTIONS AT FY END(#)            AT FY END($)
                              UPON OPTION         VALUE     --------------------------  --------------------------
NAME                          EXERCISE(#)       REALIZED    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------  -------------------  -----------  -----------  -------------  -----------  -------------
Mark C. Holliday                       0              N/A      306,667        103,333    $ 556,688    $    70,666

Gary W. Pankonien                      0              N/A      200,000         50,000    $  18,650    ($    6,400)

Benjamin S. Marz                       0              N/A       66,667              0    $ 197,338              0

Chris Efstathiou                       0              N/A       20,000        100,000    $   7,460    $    13,300

Joe O. Davis                           0              N/A       40,000        110,000    $  37,320    $    73,830

------------------------

(1) Market value of the underlying securities at September 30, 1997 ($4.06), minus the exercise price.

EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT PLAN

    On May 21, 1996, the effective date of the Company's acquisition of 1st Tech, the Company adopted the 1st Tech 401(k) Plan (the "401(k) Plan"). Participation in the 401(k) Plan is offered to eligible employees of the Company (collectively, the "Participants"). Generally, all employees of the Company who are 21 years of age and who as of December 31 or July 31 have completed six months of service during which they worked at least 500 hours are eligible for participation in the 401(k) Plan.

    The 401(k) Plan is a form of defined contribution plan that provides that Participants generally may make voluntary salary deferral contributions, on a pre-tax basis, of between 1% and 15% of their base compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments ("Voluntary Contributions"). Since its adoption of the 401(k) Plan, the Company has not made any matching contributions, but may elect in the future to make matching contributions of up to 100% of the first 6% of a Participant's compensation contributed as salary deferral.

STOCK OPTION PLANS

    1993 STOCK OPTION PLAN. The Company's 1993 Stock Option Plan (as thereafter amended, the "1993 Option Plan") is administered by a committee (the "Stock Option Committee") of three members of the Board of Directors. The Stock Option Committee currently consists of two non-employee members of the Board of Directors, Parris H. Holmes, Jr. and Theodore W. Van Duyn. The 1993 Option Plan grants broad authority to the Stock Option Committee to grant options to key employees and consultants selected by the Stock Option Committee; to determine the number of shares subject to options; the exercise or purchase price per share, subject to SEC requirements; the appropriate periods and methods of exercise and requirements regarding the vesting of options; whether each option granted shall be an incentive stock option ("ISO") or a non-qualified stock option ("NQSO") and whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any. In making such determinations, the Stock Option Committee may take into account the nature and period of service of eligible participants, their level of compensation, their past, present and potential contributions to the Company and such other factors as the Stock Option Committee in its discretion deems relevant. The purposes of the 1993 Option Plan are to advance the best interests of the Company by providing its employees and consultants who have substantial responsibility for the Company's management, success and growth, with additional incentive and to increase their proprietary interest in the success of the Company, thereby encouraging them to remain in the Company's employ or service.

    The 1993 Option Plan further directs the Stock Option Committee to set forth provisions in option agreements regarding the exercise and expiration of options according to stated criteria. The Stock Option Committee oversees the methods of exercise of options, with attention being given to compliance with appropriate securities laws and regulations.

    The options have certain anti-dilution provisions and are not assignable or transferable, other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order. During the lifetime of an optionee, the options granted under the 1993 Option Plan are exercisable only by the optionee or his or her guardian or legal representative. The Company or its subsidiaries may not make or guarantee loans to individuals to finance the exercise of options under the 1993 Option Plan. The duration of options granted under the 1993 Option Plan cannot exceed ten years (five years with respect to a holder of 10% or more of the Company's shares in the case of an ISO).

    The 1993 Option Plan provides for the grant of ISOs, under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that do not qualify under Section 422 of the Code ("NQSOs"). The option price for ISOs may not be less than 100% of the fair market value of the Common Stock on the date of grant, or 110% of fair market value with respect to any ISO issued to a holder of 10% or more of the Company's shares. The exercise price of NQSOs also is limited to the fair market value of the Common Stock on the date of grant. Common Stock issued under the 1993 Option Plan may be newly issued or treasury shares. The 1993 Option Plan does not permit the use of already owned Common Stock as payment for the exercise price of options. If any option granted under the 1993 Option Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares. Fair market value is defined as the closing price of the Common Stock as reported for that day in THE WALL STREET JOURNAL listing of composite transactions for Nasdaq.

    On March 31, 1994, the stockholders of the Company approved the 1993 Option Plan, which was adopted by the Board of Directors on October 25, 1993. Under the terms of the 1993 Option Plan, 2,600,000 shares of Common Stock have been reserved for the granting of options. At September 30, 1997, options to purchase 1,885,817 shares had been granted under the 1993 Option Plan, leaving 714,183 shares available for future grants under the 1993 Option Plan. In addition, at September 30, 1997, options to purchase 139,000 shares ("compensation contract options") had been granted outside the 1993 Option Plan, prior to its adoption. The compensation contract options vested one third on each of the first three anniversaries of the date of grant, are exercisable for five years after the date of grant and included grants of options for 45,000 shares each to three non-employee directors of the Company and 20,000 shares to a design engineer employed by the Company. The exercise price for each of the compensation contract option grants represented the average closing price of the Common Stock as quoted on the VSE for the two-week trading period preceding the date of grant.

    The 1993 Option Plan terminates on October 24, 2003. The Stock Option Committee is authorized to amend or terminate the 1993 Option Plan at any time, except that it is not authorized without stockholder approval (except with regard to adjustments resulting from changes in capitalization) to (i) increase the aggregate number of shares which may be issued under options pursuant to the provisions of the 1993 Option Plan; (ii) reduce the option price at which an ISO may be granted to an amount less than the fair market value per share at the time such option is granted; (iii) change the class of employees eligible to receive options; (iv) materially modify the requirements as to affiliate eligibility for participation in the 1993 Option Plan; (v) materially increase the benefits accruing to participants under the 1993 Option Plan; or (vi) effect an amendment that would cause ISOs issued pursuant to the 1993 Option Plan to fail to meet the requirements of "incentive stock options" as defined in Section 422 of the Code, provided, however, that the Stock Option Committee shall have the power to make such changes in the 1993 Option Plan and in the regulations and administrative provisions thereunder or in any outstanding option as in the opinion of counsel for the Company may be necessary or appropriate from time to time to enable any ISOs granted pursuant to the Plan to continue to qualify as "incentive stock options" under the Code and the regulations which may be issued thereunder as in existence from time to time.

    1997 NON-EMPLOYEE DIRECTOR PLAN. The Company's 1997 Non-Employee Director Plan (the "Director Plan") is administered by the Board of Directors. The Director Plan authorizes the granting of nonqualified options to eligible persons.

    The Director Plan was adopted by the Company's Board of Directors on January 15, 1997. Prior to this date, non-employee directors were granted options under the 1993 Option Plan. The purpose of the plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent directors, upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons.

    The Director Plan authorizes the granting to non-employee directors (totaling five eligible individuals at November 30, 1997) of nonqualified options ("Director Options") exercisable for the purchase of 25,000 shares of Common Stock on the date they are elected or appointed to the Board of Directors, whether at the annual meeting of stockholders or otherwise, at an exercise price equal to the fair market value of the Common Stock on the date such non-employee director is elected or appointed. In addition, upon their re-election, each non-employee director receives, on the first business day after the date of each annual meeting of stockholders of the Company, commencing with the annual meeting of stockholders immediately following the full vesting of any previously granted Director Option, a Director Option to purchase an additional 25,000 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock on the date of grant. In each case, such Director Options vest in three equal portions over three years from the first date of the individual's service to the Company as a director or date of grant, as the case may be, and are exercisable for a period of five years from the date of grant.

    The Director Plan also provides for the granting of discretionary options ("Discretionary Options") from time to time by the Board of Directors to any non-employee director of the Company. The Discretionary Options will vest according to the vesting schedule determined by the Board of Directors and will expire five years from the date of grant. At least six months must elapse from the date of the acquisition of the Discretionary Option to the date of disposition of the Discretionary Option (other than upon exercise or conversion) or its underlying Common Stock.

    Common Stock issued under the Director Plan may be newly issued or treasury shares. Already owned Common Stock may be used as payment for the exercise price of options if approved by the Board of Directors at the time of exercise. If any option granted under the Director Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares.

    Under the terms of the Director Plan, 800,000 shares of Common Stock (subject to certain adjustments) have been reserved for issuance upon exercise of Director Options and Discretionary Options, including options for 362,500 shares previously granted to current outside directors under the 1993 Option Plan. At September 30, 1997, no options had been granted under the Director Plan except for the 362,500 shares previously granted under the 1993 Option Plan. Options, once granted and to the extent vested and exercisable, will remain exercisable throughout their term, except that the unexercised portion of a Director Option will terminate 30 days after the date an optionee ceases to be a director for any reason other than death, in which case the Director Option will terminate one year after the optionee's death or six months after the optionee's death if the death occurs during the 30-day period referenced above.

    The Director Plan terminates on January 15, 2007, and any Director Option or Discretionary Option outstanding on such date will remain outstanding until it has either expired or been exercised.

EMPLOYMENT AGREEMENTS

    The Company entered into an employment agreement with Charles T. Comiso effective October 21, 1997. This agreement expires on October 20, 1998 and will continue thereafter unless terminated by either party with 120 days' notice. Mr. Comiso's annual salary will be $180,000 until such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, then his annual salary will increase to $240,000. The agreement provides for the granting of a seven-year option to purchase 1,000,000 shares of Common Stock at an exercise price to be determined during the first 60 days of the employment period. The exercise price has been determined to be $2.00 per share. The option shall vest as to 100,000 and 150,000 shares on the first and second anniversaries of the agreement, respectively, and as to 250,000 shares on each of the third, fourth and fifth anniversaries of the agreement. Additionally, at such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, the Company will grant to Mr. Comiso a seven-year option to purchase 500,000 shares of Common Stock at an exercise price equal to the closing price of the Company's Common Stock as reported on the Nasdaq SmallCap Market on the date of grant. The option shall vest as to 125,000 shares on each of the second, third, fourth and fifth anniversaries of the date of grant. As part of the employment agreement, Mr. Comiso agreed to purchase $150,000 of the Company's Common Stock at a maximum price of $3.00 per share. Subsequently, Mr. Comiso purchased 50,000 shares of Common Stock, from the Company for $75,000 and has committed to purchase an additional 50,000 shares for $75,000 in January 1998. These shares are restricted, and the Company has no registration obligations.

    Effective July 11, 1996, the Company entered into an employment agreement with Joe Davis with a term of one year, after which the agreement continues on a month-to-month basis until terminated by the Company or the employee upon 120 days' notice as provided therein. Pursuant to the terms of the employment agreement, Mr. Davis' annual base salary is $115,000 and he was granted a stock option under the 1993 Option Plan, exercisable over a five-year period, for the purchase of an aggregate of 120,000 shares of Common Stock at $3.13 per share. The shares underlying the option vest one-third on each of the first three anniversaries of the grant date.

    Effective September 11, 1997, the Company entered into an employment agreement with Don McCord with a term of one year, after which the agreement continues on a month-to-month basis until terminated by the company or the employee upon 120 days' prior written notice to the other of the desire to terminate such employment. Pursuant to the terms of the employment agreement, Mr. McCords' annual base salary is $100,000 and he was granted a seven-year stock option under the 1993 Option Plan, vesting in equal installments over four years, for the purchase of an aggregate of 100,000 shares of Common Stock at an exercise price of $4.63 per share.

    Effective November 10, 1997, the Company entered into an employment agreement with Joseph C. Klein, Ph.D., for a term of two years at an annual base salary of $120,000. Pursuant to the terms of the employment agreement, Dr. Klein was granted a seven-year stock option under the 1993 Option Plan, vesting in equal installments over four years, for the purchase of an aggregate of 100,000 share of Common Stock at an exercise price of $2.00 per share and an additional stock option to purchase of 50,000 shares of Common Stock upon the Company reporting a profitable quarter and shipments of the Company's new Tester System.

    Effective February 15, 1994 and April 18, 1994, the Company entered into employment agreements with Mr. Holliday and Mr. Marz, respectively, with a term of one year, after which they continue on a month-to-month basis until terminated by the Company or the employee upon 120 days' notice as provided therein. Pursuant to the terms of the employment agreements, annual base salaries were $127,341 for Mr. Holliday and $103,262 for Mr. Marz.

    The Company entered into an employment agreement with Gary W. Pankonien effective May 21, 1996 with a term of two years and automatic annual renewals if mutually agreed upon by the Company and the employee. The Company or the employee may terminate the agreement upon giving notice at least 30 days prior to the expiration of the then current term. Pursuant to the terms of the employment agreement, Mr. Pankonien's annual base salary is $125,000. In addition, he will be paid minimum bonuses of $200,000 and $150,000 payable pro rata on a monthly basis during the first and second years of employment, respectively. In the event the employment relationship is terminated by the Company during the initial two-year term, other than for "cause" as defined therein, Mr.Pankonien would receive the prorata balance of his salary, bonus and benefits which would have been payable for a 24-month period based on amounts in effect on the termination date. The minimum amount he would be entitled to receive under the agreement is $300,000. The agreement also provides that in the event his employment is terminated, Mr. Pankonien will continue to be a Director of the Company as long as he beneficially owns at least 1,000,000 shares of Common Stock.

    In October 1997, Mark C. Holliday, Chairman of the Board and Chief Executive Officer, and Gary W. Pankonien, President and Chief Operating Officer, stepped down and Charles T. Comiso assumed the responsibilities of President and Chief Executive Officer. Parris H. Holmes, Jr., Vice Chairman of the Board, was named Chairman of the Board. These changes were immediate. Messrs. Holliday and Pankonien both agreed to remain on the Company's Board of Directors.

    The Board of Directors of the Company has approved the establishment of severance packages that provide for the continuation of the salaries and bonuses of both Mark C. Holliday, the former Chairman of the Board and Chief Executive Officer, and Gary W. Pankonien, the former President and Chief Operating Officer, until April and May of 1998, respectively. While the Board of Directors and the former officers have agreed to the general terms, the specific agreements are still in the process of being completed and signed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information known by the Company regarding the beneficial ownership of Common Stock by persons owning beneficially more than 5% of the outstanding Common Stock at November 30, 1997. A total of 20,409,714 shares of the Company's Common Stock were issued and outstanding at November 30, 1997.

                                                                              NO. OF SHARES
                                                                               BENEFICIALLY    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                             OWNED(1)       CLASS(2)
----------------------------------------------------------------------------  --------------  -------------
Gary W. Pankonien...........................................................    2,045,000(3)         9.4%
3107 Toro Ring
Austin, Texas 78746

Clark A. Gunderson..........................................................    1,092,940            5.0%
2615 Enterprise Boulevard
Lake Charles, Louisiana 70601

------------------------

(1) Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

(2) The percentages indicated are based on outstanding stock options exercisable within 60 days for each individual and 20,409,714 shares of Common Stock issued and outstanding at November 30, 1997.

(3) Includes 50,000 shares that Mr. Pankonien has the right to acquire upon exercise of stock options, exercisable within 60 days.

    The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock at November 30, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors,
(iii) each named executive officer and (iv) all executive officers and directors as a group. A total of 20,409,714 shares of the Company's Common Stock were issued and outstanding at November 30, 1997.

                                                                                     COMMON STOCK
                                                                             ----------------------------
5% BENEFICIAL OWNERS, DIRECTORS                                                 NUMBER OF
AND NAMED EXECUTIVE OFFICERS                                                    SHARES(1)     PERCENT(2)
---------------------------------------------------------------------------  ---------------  -----------
John R. Bennett............................................................        26,817(3)       *
Joe O. Davis...............................................................        58,000(4)       *
Chris Efstathiou, Jr.......................................................        65,000(5)       *
Parris H. Holmes Jr........................................................     1,070,425(6)        4.9%
Mark C. Holliday...........................................................       500,245(7)        2.3%
Gordon H. Matthews.........................................................       170,900(8)       *
Gary W. Pankonien..........................................................     2,045,000(9)        9.4%
Alan H. Portnoy............................................................         8,333(10)      *
Theodore W. Van Duyn.......................................................       265,000           1.2%
Clark A. Gunderson.........................................................     1,092,940           5.0%
All executive officers and directors as a group (12 persons, including the
  executive officers and directors listed above)                                5,372,827(11)      24.8%

------------------------

* Represents less than one percent (1%) of the issued and outstanding shares of Common Stock.

 (1) Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

 (2) The percentages indicated are based on outstanding stock options exercisable within 60 days for each individual and 20,409,714 shares of Common Stock issued and outstanding at November 30, 1997.

 (3) Includes 6,667 share that Mr. Bennett has the right to acquire upon exercise of stock options, exercisable within 60 days.

 (4) Includes 50,000 shares that Mr. Davis has the right to acquire upon exercise of stock options, exercisable within 60 days.

 (5) Includes 40,000 shares that Mr. Efstathiou has the right to acquire upon exercise of stock options, exercisable within 60 days.

 (6) Includes 105,000 shares that Mr. Holmes has the right to acquire upon exercise of stock options, exercisable within 60 days.

 (7) Includes 306,666 shares that Mr. Holliday has the right to acquire upon exercise of stock options, exercisable within 60 days.

 (8) Includes 82,500 shares that Mr. Matthews has the right to acquire upon exercise of stock options, exercisable within 60 days, and 1,900 shares owned by his daughter.

 (9) Includes 50,000 shares that Mr. Pankonien has the right to acquire upon exercise of stock options, exercisable within 60 days.

(10) Includes 8,333 shares that Mr. Portnoy has the right to acquire upon exercise of stock options, exercisable within 60 days.

(11) Includes 722,500 shares that 12 directors and executive officers have the right to acquire upon exercise of stock options, exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    For the fiscal year ended September 30, 1997 the Company reimbursed Parris
H. Holmes, Jr., then Vice Chairman of the Board of Directors, $67,779.46 for expenses incurred in connection with issues involving corporate finance, business operations and business opportunities.

    In March 1997, to take advantage of an inventory purchase opportunity, the Company requested that all outstanding stock purchase warrantsholders exercise their warrants by March 31, 1997 which was substantially prior to the scheduled expiration dates of the warrants. As an inducement for this early exercise, the exercise price was discounted 50%. An additional incentive was offer to stock purchase warrantholders who funded their subscription early in anticipation of the successful exercise of the warrants. The warrantholders who funded their subscriptions immediately upon notice of such request were issued warrants for the purchase of a total of 200,000 shares of Common Stock at an exercise price of $.01 per share prorated among the warrantholders who funded upon notice of such request. Among the investors who took advantage of this opportunity were several directors and a 5% beneficial owner. Clark Gunderson, a 5% beneficial owner, exercised 100,000 warrants at a price of $1.15, discounted from $2.30, and was issued 40,000 warrants with an exercise price of $.01 per share. Mark Holiday, a member of the Board (Chairman of the Board at the time of the transaction), exercised 14,412 warrants at a price of $.98, discounted from $1.96, and received 4,000 of the $.01 warrants. Mr. Holmes exercised 37,950 warrants at a price of $1.15, discounted from $2.30, and received 32,000 of the $.01 warrants. Theodore Van Duyn, a member of the Board, exercised 40,000 warrants at a price of $1.15, discounted from $2.30.

    In July 1997, the Company completed a private placement of its restricted Common Stock at a price of $2.50 per share. Among the investors participating in this private placement were several directors and a

5% beneficial owner. Mr. Gunderson purchased 150,000 shares. Mr. Van Duyn and Mr. Holmes purchased 50,000 shares each. As compensation for consulting with management of the Company, including this transaction, warrants to purchase 200,000 shares of Common Stock at an exercise price of $.01 per share were issued to Mr. Holmes. These warrants may be exercised on or after January 31, 1998 through December 31, 1999.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits:

    The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

  EXHIBIT
  NUMBER                                              DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
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

       3.3   Articles of Amendment dated April 28, 1995 (Exhibit 3.3 to General Form for Registration of
               Securities on Form 10, filed November 27, 1996)

       3.4   Articles of Amendment dated April 15, 1996 (Exhibit 3.4 to General Form for Registration of
               Securities on Form 10, filed November 27, 1996)

       3.5   Restated Bylaws of the Company (Exhibit 3.5 to General Form for Registration of Securities on
               Form 10, filed November 27, 1996)

       4.6   Specimen of Common Stock Certificate (Exhibit 4.6 to General Form for Registration of
               Securities on Form 10, filed November 27, 1996)

      10.3   Agreement and Plan of Merger dated as of April 9, 1996, by and between Tanisys Technology,
               Inc., Tanisys Acquisition Corp., 1st Tech Corporation and Gary W. Pankonien ("1st Tech
               Merger Agreement") (Exhibit 10.3 to General Form for Registration of Securities on Form 10,
               filed November 27, 1996)

      10.4   Amendment No. 1 dated May 16, 1996, to 1st Tech Merger Agreement (Exhibit 10.4 to General Form
               for Registration of Securities on Form 10, filed November 27, 1996)

      10.5   Articles of Merger (Delaware) of 1st Tech with and into Tanisys Acquisition Corp., dated May
               31, 1996 (Exhibit 10.5 to General Form for Registration of Securities on Form 10, filed
               November 27, 1996)

      10.6   Articles of Merger (Texas) of 1st Tech with and into Tanisys Acquisition Corp., dated May 31,
               1996 (Exhibit 10.6 to General Form for Registration of Securities on Form 10, filed November
               27, 1996)

      10.7   Agreement and Plan of Merger dated as of April 9, 1996, by and between Tanisys Technology,
               Inc., Tanisys Acquisition Corp. II, DarkHorse Systems, Inc., Jack Little, Archer Lawrence
               and Gary W. Pankonien ("DarkHorse Merger Agreement") (Exhibit 10.7 to General Form for
               Registration of Securities on Form 10, filed November 27, 1996)

      10.8   Amendment No. 1 dated May 16, 1996, to DarkHorse Merger Agreement (Exhibit 10.8 to General
               Form for Registration of Securities on Form 10, filed November 27, 1996)

      10.9   Articles of Merger (Delaware) of DarkHorse with and into Tanisys Acquisition Corp. II, dated
               May 31, 1996 (Exhibit 10.9 to General Form for Registration of Securities on Form 10, filed
               November 27, 1996)

      10.10  Articles of Merger (Texas) of DarkHorse with and into Tanisys Acquisition Corp. II, dated May
               31, 1996 (Exhibit 10.10 to General Form for Registration of Securities on Form 10, filed
               November 27, 1996)

      10.11  Employment Agreement dated February 15, 1994 by and between the Company and Mark C. Holliday
               (Exhibit 10.11 to General Form for Registration of Securities on Form 10, filed November 27,
               1996)

      10.12  Employment Agreement dated April 18, 1994 by and between the Company and Benjamin S. Marz
               (Exhibit 10.12 to General Form for Registration of Securities on Form 10, filed November 27,
               1996)

      10.14  Employment Agreement dated May 20, 1996 by and between the Company and Gary W. Pankonien
               (Exhibit 10.14 to General Form for Registration of Securities on Form 10, filed November 27,
               1996)

      10.15  Employment Agreement dated July 11, 1996 by and between the Company and Joe Davis (Exhibit
               10.15 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

      10.17  1993 Stock Option Plan, as amended through May 20, 1996 (Exhibit 10.17 to General Form for
               Registration of Securities on Form 10, filed November 27, 1996)

      10.18  Form of Stock Option Agreement (Exhibit 10.18 to General Form for Registration of Securities
               on Form 10, filed November 27, 1996)

      10.19  401(k) Plan (Exhibit 10.19 to General Form for Registration of Securities on Form 10, filed
               November 27, 1996)

      10.20  Lease Agreement dated May 18, 1993 by and between Tanisys Technology, Inc., assumptor of 1st
               Tech Corporation, and AEtna Life Insurance Company, as amended (Exhibit 10.20 to General
               Form for Registration of Securities on Form 10, filed November 27, 1996)

      10.21  Master Lease Agreement dated November 9, 1994 by and between 1st Tech and Copelco Capital Inc.
               (Exhibit 10.21 to General Form for Registration of Securities on Form 10, filed November 27,
               1996)

      10.22  Manufacturing Agreement dated as of November 1, 1996 by and between the Company and Siemens
               Components, Inc. (Exhibit 10.22 to Amendment No. 2 to General Form for Registration of
               Securities on Form 10, filed March 11, 1997)

      10.23  Inventory Management Service Agreement dated as of November 1, 1996 by and between the Company and Siemens Components, Inc. (Exhibit 10.23 to Amendment No. 2 to General Form for
               Registration of Securities on Form 10, filed March 11, 1997)

      10.27  1997 Non-Employee Director Plan of Tanisys Technology, Inc. (Exhibit 10.27 to Amendment No. 2
               to General Form for Registration of Securities on Form 10, filed March 11, 1997)

      10.28  Form of Non-Employee Director Stock Option Agreement (Exhibit 10.28 to Amendment No. 2 to
               General Form for Registration of Securities on Form 10, filed March 11, 1997)

      10.30  Master Lease Agreement dated January 30, 1997 by and between the Company and Copelco Capital,
               Inc. (Exhibit 10.30 to March 31, 1997 Form 10-Q)

      10.32  Loan and Security Agreement, dated as of July 24, 1997, by and between Tanisys Technology,
               Inc., 1st Tech Corporation, DarkHorse Systems, Inc., the Company and NationsCredit
               Commercial Corporation, through its NationsCredit Commercial Funding Division (filed herewith)

      10.33  Memory Module Corporate Purchase Agreement, dated July 22, 1997, by and between Tanisys
               Technology, Inc. and Compaq Computer Corporation (filed herewith)

      10.34  Employment Agreement, dated as of September 11, 1997, by and between Tanisys Technology, Inc.
               and Don McCord (filed herewith)

      10.35  Employment Agreement, dated as of October 20, 1997, by and between Tanisys Technology, Inc.
               and Charles T. Comiso (filed herewith)

      10.36  Employment Agreement, dated as of November 10, 1997, by and between Tanisys Technology, Inc.
               and Joseph C. Klein, Ph.D. (filed herewith)

      11.1   Statement regarding computation of per share earnings (filed herewith)

      21.1   Subsidiaries of the Company (filed herewith)

      23.1   Consent of Arthur Andersen LLP (filed herewith)

      27.1   Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 1997         TANISYS TECHNOLOGY, INC.

                                By:            /s/ CHARLES T. COMISO
                                     -----------------------------------------
                                                 Charles T. Comiso
                                       CHIEF EXECUTIVE OFFICER PRESIDENT AND
                                                      DIRECTOR

Date: December 29, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of December 1997.

          SIGNATURE                       TITLE
------------------------------  --------------------------

    /s/ CHARLES T. COMISO
------------------------------  Chief Executive Officer
      Charles T. Comiso           President and Director

       /s/ JOE O. DAVIS
------------------------------  Senior Vice President and
         Joe O. Davis             Chief Financial Officer

     /s/ DONALD R. TURNER
------------------------------  Corporate Controller
       Donald R. Turner

  /s/ PARRIS H. HOLMES, JR.
------------------------------  Chairman of the Board
    Parris H. Holmes, Jr.

     /s/ MARK C. HOLLIDAY
------------------------------  Director
       Mark C. Holliday

    /s/ GORDON H. MATTHEWS
------------------------------  Director
      Gordon H. Matthews

    /s/ GARY W. PANKONIEN
------------------------------  Director
      Gary W. Pankonien

     /s/ ALAN H. PORTNOY
------------------------------  Director
       Alan H. Portnoy

   /s/ THEODORE W. VAN DUYN
------------------------------  Director
     Theodore W. Van Duyn

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
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

 3.3       Articles of Amendment dated April 28, 1995 (Exhibit 3.3 to General Form for Registration of
           Securities on Form 10, filed November 27, 1996)

 3.4       Articles of Amendment dated April 15, 1996 (Exhibit 3.4 to General Form for Registration of
           Securities on Form 10, filed November 27, 1996)

 3.5       Restated Bylaws of the Company (Exhibit 3.5 to General Form for Registration of Securities on
           Form 10, filed November 27, 1996)

 4.6       Specimen of Common Stock Certificate (Exhibit 4.6 to General Form for Registration of
           Securities on Form 10, filed November 27, 1996)

10.3       Agreement and Plan of Merger dated as of April 9, 1996, by and between Tanisys Technology,
           Inc., Tanisys Acquisition Corp., 1st Tech Corporation and Gary W. Pankonien ("1st Tech Merger
           Agreement") (Exhibit 10.3 to General Form for Registration of Securities on Form 10, filed
           November 27, 1996)

10.4       Amendment No. 1 dated May 16, 1996, to 1st Tech Merger Agreement (Exhibit 10.4 to General
           Form for Registration of Securities on Form 10, filed November 27, 1996)

10.5       Articles of Merger (Delaware) of 1st Tech with and into Tanisys Acquisition Corp., dated May
           31, 1996 (Exhibit 10.5 to General Form for Registration of Securities on Form 10, filed
           November 27, 1996)

10.6       Articles of Merger (Texas) of 1st Tech with and into Tanisys Acquisition Corp., dated May 31,
           1996 (Exhibit 10.6 to General Form for Registration of Securities on Form 10, filed November
           27, 1996)

10.7       Agreement and Plan of Merger dated as of April 9, 1996, by and between Tanisys Technology,
           Inc., Tanisys Acquisition Corp. II, DarkHorse Systems, Inc., Jack Little, Archer Lawrence and
           Gary W. Pankonien ("DarkHorse Merger Agreement") (Exhibit 10.7 to General Form for
           Registration of Securities on Form 10, filed November 27, 1996)

10.8       Amendment No. 1 dated May 16, 1996, to DarkHorse Merger Agreement (Exhibit 10.8 to General
           Form for Registration of Securities on Form 10, filed November 27, 1996)

10.9       Articles of Merger (Delaware) of DarkHorse with and into Tanisys Acquisition Corp. II, dated
           May 31, 1996 (Exhibit 10.9 to General Form for Registration of Securities on Form 10, filed
           November 27, 1996)

10.10      Articles of Merger (Texas) of DarkHorse with and into Tanisys Acquisition Corp. II, dated May
           31, 1996 (Exhibit 10.10 to General Form for Registration of Securities on Form 10, filed
           November 27, 1996)

10.11      Employment Agreement dated February 15, 1994 by and between the Company and Mark C. Holliday
           (Exhibit 10.11 to General Form for Registration of Securities on Form 10, filed November 27,
           1996)

10.12      Employment Agreement dated April 18, 1994 by and between the Company and Benjamin S. Marz
           (Exhibit 10.12 to General Form for Registration of Securities on Form 10, filed November 27,
           1996)

10.14      Employment Agreement dated May 20, 1996 by and between the Company and Gary W. Pankonien
           (Exhibit 10.14 to General Form for Registration of Securities on Form 10, filed November 27,
           1996)

10.15      Employment Agreement dated July 11, 1996 by and between the Company and Joe Davis (Exhibit
           10.15 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.17      1993 Stock Option Plan, as amended through May 20, 1996 (Exhibit 10.17 to General Form for
           Registration of Securities on Form 10, filed November 27, 1996)

10.18      Form of Stock Option Agreement (Exhibit 10.18 to General Form for Registration of Securities
           on Form 10, filed November 27, 1996)

10.19      401(k) Plan (Exhibit 10.19 to General Form for Registration of Securities on Form 10, filed
           November 27, 1996)

10.20      Lease Agreement dated May 18, 1993 by and between Tanisys Technology, Inc., assumptor of 1st
           Tech Corporation, and AEtna Life Insurance Company, as amended (Exhibit 10.20 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.21      Master Lease Agreement dated November 9, 1994 by and between 1st Tech and Copelco Capital
           Inc. (Exhibit 10.21 to General Form for Registration of Securities on Form 10, filed November
           27, 1996)

10.22      Manufacturing Agreement dated as of November 1, 1996 by and between the Company and Siemens
           Components, Inc. (Exhibit 10.22 to Amendment No. 2 to General Form for Registration of
           Securities on Form 10, filed March 11, 1997)

10.23      Inventory Management Service Agreement dated as of November 1, 1996 by and between the
           Company and Siemens Components, Inc. (Exhibit 10.23 to Amendment No. 2 to General Form for
           Registration of Securities on Form 10, filed March 11, 1997)

10.27      1997 Non-Employee Director Plan of Tanisys Technology, Inc. (Exhibit 10.27 to Amendment No. 2
           to General Form for Registration of Securities on Form 10, filed March 11, 1997)

10.28      Form of Non-Employee Director Stock Option Agreement (Exhibit 10.28 to Amendment No. 2 to
           General Form for Registration of Securities on Form 10, filed March 11, 1997)

10.30      Master Lease Agreement dated January 30, 1997 by and between the Company and Copelco Capital,
           Inc. (Exhibit 10.30 to March 31, 1997 Form 10-Q)

10.32      Loan and Security Agreement, dated as of July 24, 1997, by and between Tanisys Technology,
           Inc., 1st Tech Corporation, DarkHorse Systems, Inc., the Company and NationsCredit Commercial
           Corporation, through its NationsCredit Commercial Funding Division (filed herewith)

10.33      Memory Module Corporate Purchase Agreement, dated July 22, 1997, by and between Tanisys
           Technology, Inc. and Compaq Computer Corporation (filed herewith)

10.34      Employment Agreement, dated as of September 11, 1997, by and between Tanisys Technology, Inc.
           and Don McCord (filed herewith)

10.35      Employment Agreement, dated as of October 20, 1997, by and between Tanisys Technology, Inc.
           and Charles T. Comiso (filed herewith)

10.36      Employment Agreement, dated as of November 10, 1997, by and between Tanisys Technology, Inc.
           and Joseph C. Klein, Ph.D. (filed herewith)

11.1       Statement regarding computation of per share earnings (filed herewith)

21.1       Subsidiaries of the Company (filed herewith)

23.1       Consent of Arthur Andersen LLP (filed herewith)

27.1       Financial Data Schedule (filed herewith)