Form 10-Q
period 1997-12-31
TANISYS TECHNOLOGY INC
filed 1998-02-12
CIK 929775

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549
                                  ----------------

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1997
                                         or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to


                           Commission File Number 0-29038

                              TANISYS TECHNOLOGY, INC.
               (Exact name of registrant as specified in its charter)


                 WYOMING                                       74-2675493
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification Number)

     12201 TECHNOLOGY BLVD., SUITE 130
              AUSTIN, TEXAS                                        78727
  (Address of principal executive offices)                       (Zip Code)

                                   (512) 335-4440
                (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicated below is the number of shares outstanding of the Registrant's only class of common stock at February 11, 1998:

                                                 NUMBER OF SHARES
                 TITLE OF CLASS                     OUTSTANDING
                 --------------                  ----------------
          Common Stock, no par value                20,529,714

                     TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                       INDEX


PART I     FINANCIAL INFORMATION

Item 1.     Interim Consolidated Condensed Financial Statements (Unaudited)
            Consolidated Condensed Balance Sheets - December 31, 1997 and
             September 30,1997..................................................  3
            Consolidated Condensed Statements of Loss - For the Three Month
             Periods Ended December 31, 1997 and 1996...........................  4
            Consolidated Condensed Statements of Cash Flows - For the Three
             Month Periods Ended December 31, 1997 and 1996.....................  5
            Notes to Interim Consolidated Condensed Financial Statements
             (Unaudited)........................................................  6
Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................. 12

PART II     OTHER INFORMATION
Item 1.     Legal Proceedings................................................... 17
Item 5.     Other Information................................................... 17
Item 6.     Exhibits and Reports on Form 8-K.................................... 17
SIGNATURES...................................................................... 18

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                   1997           1997
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  1,972,305   $  1,990,017
  Restricted cash                                                                   67,463      1,539,448
  Trade accounts receivable, net of allowance of $289,956 and
   $180,157, respectively                                                        4,543,974      3,519,369
  Accounts receivable from related parties                                          12,371         12,371
  Inventory, net of reserve of $256,715 and $317,023, respectively               3,777,119      4,489,050
  Prepaid expenses and other current assets                                        410,753        364,042
-----------------------------------------------------------------------------------------------------------
     Total current assets                                                       10,783,985     11,914,297
-----------------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation of
 $1,954,030 and $1,730,832, respectively                                         2,463,394      2,539,324
Organization costs, net                                                                384            512
Patents and trademarks, net                                                         77,801         80,327
Goodwill, net of accumulated amortization of $5,975,832 and
 $5,079,457, respectively                                                        1,195,165      2,091,541
Other noncurrent assets                                                            594,235        605,957
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                  $ 15,114,964   $ 17,231,958
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $  3,030,071   $  3,917,786
   Accounts payable to related parties                                                   0            250
   Accrued liabilities                                                             797,582        710,189
   Revolving credit note                                                         4,323,319      4,172,516
-----------------------------------------------------------------------------------------------------------
      Total current liabilities                                                  8,150,972      8,800,741
-----------------------------------------------------------------------------------------------------------
   Obligations under capital lease                                                  69,827         81,114
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                                          8,220,799      8,881,855
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
Common stock, no par value, 50,000,000 shares
 authorized, 20,459,714 and 20,334,714 shares issued and outstanding,
 at December 31, 1997 and September 30, 1997, respectively                      28,802,774     28,599,524
Accumulated deficit                                                            (21,908,609)   (20,249,421)
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                  6,894,165      8,350,103
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                    $ 15,114,964   $ 17,231,958
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                     (UNAUDITED)



                                                      FOR THE THREE
                                                       MONTHS ENDED
                                                       DECEMBER 31,
                                                     1997          1996
--------------------------------------------------------------------------
Net sales                                        $ 9,675,823   $15,263,661
Cost of goods sold                                 7,522,657    13,668,236
--------------------------------------------------------------------------
Gross profit                                       2,153,166     1,595,425
--------------------------------------------------------------------------

Operating expenses:
   Research and development                          810,565       518,708
   Sales and marketing                               671,672       697,986
   General and administrative                      1,018,363       859,474
   Depreciation and amortization                   1,067,205     1,020,590
   Bad debt expense                                  108,943        46,841
--------------------------------------------------------------------------
      Total operating expenses                     3,676,748     3,143,599
--------------------------------------------------------------------------
Operating loss                                    (1,523,582)   (1,548,174)
--------------------------------------------------------------------------
Other income (expense):
   Interest income                                    19,526        11,709
   Interest expense                                 (155,132)     (165,270)
--------------------------------------------------------------------------
Net loss                                         $(1,659,188)  $(1,701,735)
--------------------------------------------------------------------------
Loss per weighted average common share: (Note 7)
  Basic                                          $     (0.08)  $     (0.11)
  Diluted                                        $     (0.08)  $     (0.11)
--------------------------------------------------------------------------
Weighted average number of common shares          20,397,486    16,163,626
--------------------------------------------------------------------------
--------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                               DECEMBER  31,
                                                            1997           1996
-----------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                               $(1,659,188)    $(1,701,735)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                         1,140,636       1,073,609
   Decrease in restricted cash                           1,471,985               0
   Increase in accounts receivable                      (1,024,605)     (1,331,633)
   (Increase) decrease in inventory                        711,931        (239,375)
   Increase in prepaid expense                             (46,711)       (155,898)
   Decrease in other assets                                 11,722               0
   Decrease in accounts payable and accrued liabilities   (800,572)       (569,761)
-----------------------------------------------------------------------------------
Net cash used in operating activities                     (194,802)     (2,924,793)
-----------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property and equipment                    (187,313)       (488,709)
   Proceeds from sale of property and equipment             21,637               0
   Patent and trademark costs                                    0          (6,094)
-----------------------------------------------------------------------------------
Net cash used in investing activities                     (165,676)       (494,803)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
   Draws on revolving credit note, net                     150,803       1,370,851
   Principal payments on capital lease obligations         (11,287)        (11,941)
   Net proceeds from issuance of common stock               75,000               0
   Net proceeds from exercise of stock options             128,250          10,440
   Net proceeds from exercise of stock warrants                  0       1,155,000
-----------------------------------------------------------------------------------
Net cash provided by financing activities                  342,766       2,524,350
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Decrease in cash and cash equivalents                      (17,712)      (895,246)
Cash and cash equivalents, beginning of period           1,990,017       2,689,569
-----------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $ 1,972,305     $ 1,794,323
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
      Interest paid                                    $   155,132     $   165,270
      Interest received                                $    19,526     $    11,709

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               TANISYS TECHNOLOGY, INC.
             NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements present the consolidated financial position, results of operations and cash flows of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries (collectively referred to as the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim consolidated condensed financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended September 30, 1997 contained in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1997.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary to present fairly the consolidated condensed financial position as of December 31, 1997, the consolidated condensed results of operations for the three-month periods ended December 31, 1997 and 1996 and the consolidated condensed cash flows for the three-month periods ended December 31, 1997 and 1996 have been made.

RECLASSIFICATIONS

Certain reclassifications of amounts related to fiscal 1997 have been made to conform with the fiscal 1998 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be classified as cash equivalents. Cash equivalents are carried at cost, which approximates market value. The Company places its cash investments in high credit quality instruments. Restricted cash represents deposits which are available only to pay down the revolving credit note. (See Note 5)

INVENTORY

Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

REVENUE RECOGNITION

Revenue from sales is recognized when the related products are shipped, typically freight on board ("FOB") shipping point or at the time the services are rendered. The Company warrants products against defects and has a policy concerning the return of products and accrues the cost of warranting these products as they are shipped.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement will require the Company to classify its financial assets pledged as collateral separately in financial statements. This statement is effective for fiscal years beginning after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125." SFAS No. 127 moves forward some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company believes that the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with early application permitted. The Company believes that the adoption of this statement will not have a material effect on the financial condition or results of operations of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: TRADE ACCOUNTS RECEIVABLE

The Company grants credit to domestic and international original equipment manufacturers, distributors and end users. Effective November 1, 1997, the Company purchased a business credit policy covering certain accounts receivable. This insurance policy will provide protection against losses from uncollectible accounts resulting from insolvency of specified customers and has an annual deductible of $50 thousand with a maximum policy amount of $5 million per year. At December 31, 1997, 32% of trade accounts receivable were covered by this business credit policy.

Three customer balances exceeded 10% of the Company's total trade accounts receivable at December 31, 1997. Accounts receivable from these customers represented 17%, 14% and 12% of the $4.8 million balance of accounts receivable at December 31, 1997. At September 30, 1997, two customers had balances exceeding 10% of total trade accounts receivable, with one customer at 22% and another at 13% of the $3.7 million balance. One customer represented 29.5% of total revenue for the fiscal quarter ended December 31, 1997. For the fiscal quarter ended December 31, 1996, the Company's three largest customers accounted for 18%, 17% and 15% of total revenue. The Company's business, financial condition and results of operations will depend in significant part upon its ability to obtain orders from new and existing customers, as well as the financial condition and success of its customers, the success of its customers' products and the general economy. Factors affecting any of the Company's major customers and their respective customers could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 3:  INVENTORY

Inventory consists of the following:

                                       December 31,   September 30,
                                            1997          1997
                                       ------------   -------------
Raw Materials                           $3,145,483     $3,976,488
Work-in-process                            230,008        204,783
Finished goods                             658,343        624,802
                                       ------------   -------------
                                         4,033,834      4,806,073
Less inventory reserve                    (256,715)      (317,023)
                                       ------------   -------------
Inventory, net                          $3,777,119     $4,489,050
                                       ------------   -------------
                                       ------------   -------------

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment consists of the following balances and estimated useful lives:

                                     At December 31,  At September 30,    Estimated
                                           1997            1997          Useful Lives
                                     ---------------  ----------------   -------------
Manufacturing equipment               $  1,514,259     $ 1,447,039         3-7 years
Office equipment                           579,117         579,117           5 years
Engineering equipment                      368,325         320,783           5 years
Computer equipment                         532,623         514,892           3 years
Computer software                          627,210         623,856           3 years
Furniture and fixtures                     360,750         359,614           5 years
Vehicles                                    41,619          39,445           5 years
Leasehold improvements                     393,521         385,410           Shorter of useful life or
                                                                             remaining term of lease
------------------------------------------------------------------
Total property and equipment             4,417,424       4,270,156
Less accumulated amortization           (1,954,030)     (1,730,832)
------------------------------------------------------------------
Property and equipment, net           $  2,463,394     $ 2,539,324
------------------------------------------------------------------
------------------------------------------------------------------

The Company had approximately $326,455 and $268,414 of property and equipment acquired under capital leases at December 31, 1997 and 1996, respectively. The accumulated amortization related to these assets totaled $109,918 and $67,715 at December 31, 1997 and 1996, respectively. The related amortization expense was $14,078 and $11,954 for the quarters ended December 31, 1997 and 1996, respectively.

The Company uses the straight-line method of depreciation. Depreciation and amortization expense as reflected in the accompanying consolidated condensed financial statements is as follows:

                                           For the three months ended December 31,
                                                 1997                    1996
                                           --------------------------------------
Cost of Goods Sold                           $   73,431               $  53,019
Operating Expenses                            1,067,205                1,020,590
                                           --------------------------------------
Total Depreciation and Amortization Expense  $1,140,636               $1,073,609
                                           --------------------------------------
                                           --------------------------------------

The Company reviews the carrying amount of its intangible assets and related amortization periods on an annual basis for impairment by reviewing undiscounted cash flow projections, excluding interest, as is required under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Impairment loss is recognized based upon the difference between the carrying amount and the fair value of the assets. Fair value is determined based upon the net present value of estimated expected future cash flows using a discount rate commensurate with risks involved. Based on its review, the Company believes no impairment has occurred as of December 31, 1997.

NOTE 5:  REVOLVING CREDIT NOTE

The Company obtained a new $8,500,000 revolving credit note with a financial institution effective July 24, 1997. The revolving credit note contains an annual commitment fee of $85,000 and bears interest at the prime rate as quoted in THE WALL STREET JOURNAL plus 2% (10.5% as of December 31, 1997). The Company also issued the lender warrants exercisable for the purchase of 65,000 shares of common stock at a price of $5.38 per share, which was 5% over the market closing price on the date the note agreement was executed. These stock warrants expire on July 24, 2002. The revolving credit note has a maturity date of July 24, 2000 and is secured by all of the Company's assets. The maturity date will automatically be extended for successive additional terms of three years each unless one party gives written notice to the other, not less than sixty days prior to the maturity date, of its election not to extend the maturity date. Borrowings are based upon 85% of eligible accounts receivable and eligible inventory amounts as defined in the borrowing agreement. The amount outstanding at December 31, 1997 was $4,323,319. The amount available to draw at December 31, 1997 was $1,900.
The Company is required to maintain a lockbox account to be used for the collection of trade accounts receivable. All collections must be applied to reduce the outstanding balance of the revolving credit note. The balance of this lockbox account is shown as restricted cash in the accompanying consolidated condensed balance sheet.

NOTE 6:  LEASE COMMITMENTS

The Company leases certain equipment and office space under noncancellable leases with expiration dates ranging from 1998 through 2002.

Future minimum lease payments under all leases at December 31, 1997 were as follows:

                                      Capital Leases    Operating Leases
                                      ----------------------------------
1998                                     $  93,004         $   463,221
1999                                        57,275             604,696
2000                                        41,821             581,487
2001                                             0             324,212
2002                                             0             160,973
                                         ---------         -----------
Total minimum lease payments             $ 192,100         $ 2,134,589
Amounts representing interest               33,574
                                         ---------
Present value of minimum capital
    lease payments                         158,526

Less: current portion                      (88,699)
                                         ---------
Long-term capital lease obligation       $  69,827
                                         ---------
                                         ---------

Rent expense recorded under all operating leases was $171,233 and $93,498 for the three months ending December 31, 1997 and 1996, respectively. The Company had a letter of credit totaling $579,415 as collateral for an operating lease for manufacturing equipment at December 31, 1997.

NOTE 7:  STOCKHOLDERS' EQUITY

COMMON STOCK

During the three months ended December 31, 1997, 50,000 shares of common stock were purchased by the Chief Executive Officer of the Company, as provided under his employment agreement, for total gross proceeds of $75,000.

STOCK OPTIONS

During the three months ended December 31, 1997, a director of the Company exercised stock options for the purchase of 75,000 shares of the Company's common stock for total gross proceeds of $128,250.

Additionally, seven-year stock options exercisable for a total of 2,032,800 shares of common stock at $2.00 per share were issued to employees, directors and consultants of the Company, vesting one-fourth on each of the first four anniversaries of the date of the grant.

WARRANTS

During the three months ended December 31, 1997, no warrants were issued or exercised. At December 31, 1997, warrants for the purchase of 289,999 shares of common stock were outstanding, of which 1,248 were exercisable.

LOSS PER SHARE

In the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS does not differ from Basic EPS because the common stock equivalents have not been included as their effect would be antidilutive. The adoption of this statement did not change the calculation of Primary EPS to Basic or Diluted EPS from prior years because of the antidilutive effect of the common stock equivalents.

NOTE 8:  RELATED PARTY TRANSACTIONS

In accordance with the terms of his employment agreement, the Chief Executive Officer purchased 50,000 shares of common stock for a total purchase price of $75,000 in December, 1997. (See Note 7)

NOTE 9:  SUBSEQUENT EVENTS

In January 1998, the Chief Executive Officer of the Company purchased 50,000 shares of common stock for a total purchase price of $75,000 in accordance with the terms of his employment agreement.

Alan H. Portnoy resigned from the Board of Directors effective January 15, 1998. The Board amended his existing stock option agreement to provide that it shall remain in effect through January 15, 1999.

Mark C. Holliday resigned from the Board of Directors effective January 15, 1998. Under the terms of his Separation Agreement, the Board amended his existing stock option agreements to provide that they shall remain in effect through the date of the 2000 Annual Meeting of Stockholders of the Company.

The Company has arranged for temporary manufacturing space in Europe and is in the process of acquiring the surface mount machines and ancillary equipment needed to assemble memory modules there. A grant has been applied for from a European government agency charged with aiding companies to provide jobs, and the Company has been notified that such a grant will be offered. The grant will reimburse the Company for a portion of the cost of all capital equipment and for a part of the training expenses for workers hired there. Also, the Company will be provided the temporary and permanent manufacturing space rent free for a period of time and will not be subject to local property taxes until 2003. Tanisys has also entered into a contract with LG Semicon America, Inc. to manufacture memory modules in this facility for certain of their customers.

ITEM 2.

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO TANISYS AND ITS SUBSIDIARIES THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER CONCENTRATIONS, CUSTOMER RELATIONSHIPS AND FINANCIAL CONDITIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, DISTRIBUTION NETWORKS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OF MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated condensed financial condition and results of operations of the Company for the three-month periods ended December 31, 1997 and 1996. It should be read in conjunction with the Interim Consolidated Condensed Financial Statements, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1997 and references to quarterly periods refer to the Company's fiscal quarters ended December 31, 1997 and 1996.

     Tanisys was organized under the laws of the Province of British Columbia, Canada, on January 27, 1984, as Montebello Resources Ltd., and pursued oil and gas exploration in British Columbia and Manitoba, Canada. In October 1992, Tanisys changed its name to First American Capital Group Inc. Unsuccessful in the exploration business, Tanisys became dormant pursuant to the rules and regulations of the Vancouver Stock Exchange ("VSE"). During the first two quarters of 1993, Tanisys was reorganized in accordance with the rules of the VSE. As part of this reorganization, Tanisys acquired Timespan Communications Corp. ("Timespan") as a wholly owned subsidiary of Tanisys and dissolved it as of October 23, 1996. Tanisys changed its name to Rosetta Technologies Inc. in May 1993 and to Tanisys Technology, Inc. in July 1994. Until May 21, 1996, Tanisys focused on research and development of highly specialized applications of capacitive touch sensing technology.

     Effective May 21, 1996, Tanisys acquired, through mergers with its wholly owned subsidiaries, all of the outstanding common stock of 1st Tech Corporation ("1st Tech") and DarkHorse Systems, Inc. ("DarkHorse") and began operations in Austin, Texas as a consolidated group of companies providing custom design, engineering and manufacturing services, test solutions and standard and custom module products to leading original equipment manufacturers ("OEMs") in the computer, networking and telecommunications industries. In consideration for the acquisitions of 1st Tech and DarkHorse, Tanisys Company issued 2,950,000 and 1,200,000 shares, respectively, of common stock. Prior but subject to the consummation of the acquisitions of 1st Tech and DarkHorse, 1st Tech issued 1,150,000 shares of its common stock for $2.00 per share in an equity financing, raising a total of $2.3 million, the proceeds of which were used to reduce short-term debt and provide working capital for 1st Tech.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated condensed income data of the Company expressed as a percentage of net sales (unaudited) for the three-month periods ended December 31, 1997 and 1996:

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                 ---------------------
                                                  1997           1996
                                                 ------         ------
            Net sales                            100.0%         100.0%
            Cost of goods sold                    77.7%          89.5%
                                                 ------         ------
            Gross profit                          22.3%          10.5%
                                                 ------         ------
            Operating expenses:
               Research and development            8.4%           3.4%
               Sales and marketing                 6.9%           4.6%
               General and administrative         10.5%           5.6%
               Depreciation and amortization      11.0%           6.7%
               Bad debt expense                    1.1%           0.3%
                                                 ------         ------
            Total operating expenses              38.0%          20.6%
                                                 ------         ------
            Operating loss                       (15.7)%        (10.1)%
            Other income (expense), net           (1.4)%         (1.0)%
                                                 ------         ------
            Net loss                             (17.1)%        (11.1)%
                                                 ------         ------
                                                 ------         ------

NET SALES

     Net sales consist of custom manufacturing services, custom memory modules, standard memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales decreased to $9.7 million in the first quarter of fiscal 1998 from $15.3 million in the first quarter of fiscal 1997. The decrease in fiscal 1998 is primarily due to changes in product mix. The Company is emphasizing its quick-turn manufacturing program, Comprehensive Logistics and Supply Solutions ("C.L.A.S.S."), which is designed to support the build-to-order ("BTO") and configuration-to-order ("CTO") emphasis currently in place or contemplated by all the major personal computer manufacturers. The semiconductor memory chips used in this program, primarily Dynamic Random Access Memory ("DRAM"), are supplied by the customer, which reduces net sales and cost of sales by removing the highest cost component in a memory module. An additional factor in the decrease of net sales in the first quarter of fiscal 1998 is the continuing decline in the price of DRAM.

COST OF SALES AND GROSS PROFIT

Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased to $2.2 million in first quarter fiscal 1998 from $1.6 million in the first quarter of fiscal 1997. Gross profit margin increased to 22.3% in first quarter 1998 from 10.5% in first quarter fiscal 1997. The increase in gross profit as well as the increase in gross profit margin were due primarily to the transition to the C.L.A.S.S. program and the continuing decline in the cost of raw materials, as described in Net Sales above.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $811 thousand in first quarter fiscal 1998 from $519 thousand in first quarter fiscal 1997, representing an increase of 56.3% from period to period. The substantial increase was due primarily to the development of new tester products and expenses related to the design of standard and custom modules. Expenses relating to research and development are expected to remain approximately the same in terms of absolute dollars and to decrease as a percentage of revenue as revenues increase in future periods.

SALES AND MARKETING

     Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses decreased to $672 thousand in first quarter fiscal 1998 from $698 thousand in first quarter fiscal 1997, an 3.8% decrease. In the first quarter of fiscal years 1998 and 1997, sales and marketing expenses expressed as a percentage of revenues were 6.9% and 4.6%, respectively. Sales and marketing expenses are expected to decrease slightly when expressed as a percentage of revenue and to continue to increase significantly in terms of absolute dollars in future periods as revenues increase.

GENERAL AND ADMINISTRATIVE

     General and administrative costs consist primarily of personnel costs, including compensation and employee benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $1.0 million in first quarter fiscal 1998 from $859 thousand in first quarter fiscal 1997, an 18.5% increase. In the first quarter of fiscal years 1998 and 1997, general and administrative expenses expressed as a percentage of revenues were 10.5% and 5.6%, respectively. The increase in actual funds expended in fiscal 1998 is primarily due to the expansion of the Company's facilities and operation hours and the addition of staff and contract labor. Expenses associated with the general and administrative area are expected to decrease significantly in absolute dollars and as a percentage of revenue in future periods due to expense containment programs currently in effect.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "Cost of Sales" and the amortization of intangibles, including goodwill incurred in the acquisitions of 1st Tech and DarkHorse.
Depreciation and amortization increased to $1.1 million in first quarter fiscal 1998 from $1.0 million in first quarter fiscal 1997. The increase is due primarily to the purchases of additional network equipment and accounting software. Depreciation expenses are expected to decrease as a percentage of revenue and increase slightly in terms of absolute dollars with additional facility expansions and equipment purchases used in research and development. Amortization expenses are expected to decrease significantly in the third quarter of fiscal 1998 due to the complete amortization of goodwill relating to the acquisition of 1st Tech and DarkHorse.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a revolving credit note. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities.
Other income (expense) decreased to $136 thousand of expense in the first quarter of fiscal 1998 from $154 thousand during the same period of fiscal 1997, a net decrease of 11.7%. The Company had no debt and earned interest on its available cash until its May 21, 1996 acquisitions of 1st Tech and DarkHorse. Thereafter, the Company incurred net interest expense due to the increased balances of inventories and accounts receivable. The Company expects to continue to require borrowings to fund growth in inventories and accounts receivable in the future and therefore expects to continue to reflect net interest expense. Interest expense is expected to increase slightly in terms of absolute dollars due to debt related to short-term borrowings for accounts receivable and inventory purchases to support the increase in revenues.

PROVISION FOR INCOME TAXES

     During fiscal 1997, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $6.0 million. The loss carryforwards expire in 2012 and 2011, respectively. During 1997, the Company had temporary differences resulting in future tax deductions of $513 thousand, principally representing tax basis in accrued liabilities and intangible assets. Deferred income tax assets from the loss carryforwards and asset basis differences aggregated $4.6 million and $2.2 million at September 30, 1997.

     For financial reporting purposes, valuation allowances of $4.6 million and $2.2 million have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

     The availability of the net operating loss carryforward and future tax deductions to reduce taxable income are subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforwards due to Internal Revenue Service ("IRS") Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company does not believe that an IRS Code Section 382 limitation exists as of September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Tanisys has utilized the funds acquired in equity financings of its common stock, the exercise of stock warrants and stock options, capital leases, operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories, accounts receivable balances and pay its general and administrative expenses. During the first quarter of fiscal 1998, the Company generated $343 thousand in net cash from financing activities versus $2.5 million in the first quarter of fiscal 1997. The $343 thousand in fiscal 1998 consisted primarily of $203 thousand from the purchase of common stock and exercise of options to purchase common stock and $151 thousand of net draws on the Company's revolving credit note. There have been no further offerings or issuances of unregistered securities in the current quarter other than in connection with the issuance of common stock upon the exercise of warrants and stock options. At December 31, 1997, the Company had $2.0 million of cash and restricted cash and $2.6 million of working capital.

     On June 27, 1997, the Company received approval of an $8.5 million, three-year revolving credit note from a new financial institution. The transaction was completed on July 24, 1997. Borrowings under the revolving credit note are based on eligible accounts receivable, inventory and equipment and subject to the terms and conditions of the credit agreement. The revolving credit note is collateralized by all of the Company's assets. The interest rate on this line is prime plus 2%.

     Capital expenditures totaled approximately $166 thousand and $489 thousand in the first quarter of fiscal years 1998 and 1997, respectively. These expenditures were primarily for the purchase of manufacturing equipment, test equipment and the expansion of manufacturing facilities. The Company plans to spend approximately $5.6 million in the remainder of fiscal 1998 in capital expenditures for additional manufacturing capacity through working capital, operating leases and capital leases. At February 12, 1998, $2.0 million of the estimated $5.6 million had been allocated to capital expenditures.

     The Company has entered into certain capital lease arrangements. The outstanding principal on these obligations at December 31, 1997 was $159 thousand.

     The Company believes that its existing funds, anticipated cash flow from operations and amounts available from future vendor credits, bank borrowings, the exercise of outstanding warrants and stock options and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months. There is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SIGNIFICANT CUSTOMER CONCENTRATION

     A significant percentage of the Company's net sales is produced by a relatively small number of customers. In the first quarter of fiscal 1998 and 1997, the ten largest customers accounted for approximately 68% and 73% of net sales, respectively. One customer produced 29.5% of sales in the first quarter of fiscal 1998. In the first quarter of fiscal 1997, three customers each produced more than 10% of net sales, 18%, 17%, and 15%. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1998 will continue to utilize the Company products or services. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation of volume of purchases from a particular customer to continue throughout this fiscal year.

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

3.1 Articles of Continuance dated June 30, 1993 (Exhibit 3.1 to Form 10 Registration Statement filed November 27, 1996)

3.2 Articles of Amendment to Articles of Continuance dated July 11, 1994 (Exhibit 3.2 to Form 10 Registration Statement filed November 27,
          1996)

3.3 Articles of Amendment dated April 28, 1995 (Exhibit 3.3 to Form 10 Registration Statement filed November 27, 1996)

3.4 Articles of Amendment dated April 15, 1996 (Exhibit 3.4 to Form 10 Registration Statement filed November 27, 1996)

3.5 Restated Bylaws of the Company (Exhibit 3.5 to Form 10 Registration Statement filed November 27, 1996)

4.1 Form of Common Stock Certificate (Exhibit 4.6 to Form 10 Registration Statement filed November 27, 1996)

4.2       Form of Class S Warrant Certificate (filed herewith)

11.1      Statement regarding Computation of Per Share Earnings (filed herewith)

27.1      Financial Data Schedule (filed herewith)

(b) CURRENT REPORTS ON 8-K:

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TANISYS TECHNOLOGY, INC.


Date: February 12, 1998       By: /s/ JOE O. DAVIS
                                  --------------------------------------------
                              Joe O. Davis
                              SENIOR VICE PRESIDENT,
                              CHIEF FINANCIAL OFFICER AND CORPORATE SECRETARY
                              (Duly authorized and Principal Financial Officer)



Date: February 12, 1998       By:  /s/ DONALD R. TURNER
                                  --------------------------------------------
                              Donald R. Turner
                              CORPORATE CONTROLLER
                              (Duly authorized and Principal Accounting Officer)