Form 10-Q
period 1998-03-31
TANISYS TECHNOLOGY INC
filed 1998-05-12
CIK 929775

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                   --------------

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998
                                         or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to


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

     Indicated below is the number of shares outstanding of the Registrant's only class of common stock at May 8, 1998:

             TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING
             --------------              ----------------------------
     Common Stock, no par value                    20,729,714

                     TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                       INDEX

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets - March 31, 1998 (unaudited) and September 30, 1997. . . 3
          Consolidated Statements of Operations - For the Three and Six Month Periods
            Ended March 31, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . 4
          Consolidated Statements of Cash Flows - For the Three and Six Month Periods
            Ended March 31, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . 5
          Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . 6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .14
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .14
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                     TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                                        MARCH 31,     SEPTEMBER 30,
                                                                          1998            1997
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  1,764,882    $  1,990,017
  Restricted cash                                                          150,774       1,539,448
  Trade accounts receivable, net of allowance of $288,312 and
    $180,157, respectively                                               4,267,739       3,519,369
  Accounts receivable from related parties                                  12,371          12,371
  Inventory, net of allowance of $250,923 and $317,023, respectively     3,548,770       4,489,050
  Prepaid expenses and other current assets                                538,248         364,042
---------------------------------------------------------------------------------------------------
      Total current assets                                              10,282,784      11,914,297
---------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation of
  $2,194,500 and $1,730,832, respectively                                4,551,278       2,539,324
Organization costs, net                                                        256             512
Patents and trademarks, net                                                 75,276          80,327
Goodwill, net of accumulated amortization of $6,872,207
  and $5,079,457, respectively                                             298,791       2,091,541
Other noncurrent assets                                                    541,807         605,957
---------------------------------------------------------------------------------------------------
Total Assets                                                          $ 15,750,192    $ 17,231,958
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  4,208,025    $  3,917,786
  Accounts payable to related parties                                            -             250
  Accrued liabilities                                                    2,813,035         710,189
  Revolving credit note                                                  4,227,015       4,172,516
---------------------------------------------------------------------------------------------------
      Total current liabilities                                         11,248,075       8,800,741
---------------------------------------------------------------------------------------------------
  Obligations under capital lease                                           66,985          81,114
---------------------------------------------------------------------------------------------------
      Total liabilities                                                 11,315,060       8,881,855
---------------------------------------------------------------------------------------------------
Stockholders' equity:
Common stock, no par value, 50,000,000 shares
    authorized, 20,729,714 and 20,334,714 shares issued and
    outstanding, respectively                                           29,034,774      28,599,524
Foreign translation adjustment                                              (2,625)             -
 Accumulated deficit                                                   (24,597,017)    (20,249,421)
---------------------------------------------------------------------------------------------------
      Total stockholders' equity                                         4,435,132       8,350,103
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                            $ 15,750,192    $ 17,231,958
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                     TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                          FOR THE THREE                  FOR THE SIX
                                                           MONTHS ENDED                  MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,
                                                       1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------
Net sales                                          $ 7,531,424    $12,057,378    $17,207,247    $27,321,039
Cost of goods sold                                   6,266,533     10,454,191     13,789,190     24,122,427
------------------------------------------------------------------------------------------------------------
Gross profit                                         1,264,891      1,603,187      3,418,057      3,198,612
------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                             666,550        653,634      1,477,115      1,172,342
  Sales and marketing                                  682,234        736,344      1,353,906      1,434,330
  General and administrative                         1,269,488        884,181      2,287,851      1,743,655
  Depreciation and amortization                      1,064,621      1,042,892      2,131,826      2,063,482
  Bad debt expense                                     133,000      1,759,806        241,943      1,806,647
------------------------------------------------------------------------------------------------------------
      Total operating expenses                       3,815,893      5,076,857      7,492,641      8,220,456
------------------------------------------------------------------------------------------------------------
Operating loss                                      (2,551,002)    (3,473,670)    (4,074,584)    (5,021,844)
------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                       14,684          2,690         34,210         14,399
  Interest expense                                    (152,090)      (151,604)      (307,222)      (316,874)
------------------------------------------------------------------------------------------------------------
Net loss                                           $(2,688,408)   $(3,622,584)   $(4,347,596)   $(5,324,319)
------------------------------------------------------------------------------------------------------------

Basic and diluted loss from operations per share   $     (0.13)   $     (0.21)   $     (0.21)   $     (0.32)
------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
  Basic                                             20,580,936     16,937,045     20,488,203     16,539,432
  Diluted                                           20,580,936     16,937,045     20,488,203     16,539,432
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           FOR THE THREE                  FOR THE SIX
                                                                            MONTHS ENDED                  MONTHS ENDED
                                                                              MARCH 31,                    MARCH  31,
                                                                         1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                             ($2,688,408)   ($3,622,584)   ($4,347,596)   ($5,324,319)
Adjustments to reconcile net loss to net cash earned (used) in operating activities:
   Depreciation and amortization                                       1,139,496      1,042,892      2,280,132      2,063,482
   Issuance of stock options                                             123,000            -          123,000            -
   (Increase) decrease in restricted cash                                (83,311)           -        1,388,674            -
   (Increase) decrease in accounts receivable                            276,235       (671,822)      (748,370)    (1,985,764)
   (Increase) decrease in inventory                                      228,349     (1,528,307)       940,280     (1,767,682)
   Increase in prepaid expense                                          (127,495)      (156,164)      (174,206)      (329,753)
   Decrease in other assets                                               52,428            -           64,150            -
   Increase in accounts payable and accrued liabilities                3,193,407      3,689,199      2,392,835      3,119,438
------------------------------------------------------------------------------------------------------------------------------
Net cash earned (used) in operating activities                         2,113,701     (1,246,786)     1,918,899     (4,224,598)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                (2,328,353)      (434,353)    (2,515,666)      (870,043)
   Proceeds from sale of property and equipment                              -              -           21,637            -
   Patent and trademark costs                                                -              -              -           (6,094)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (2,328,353)      (434,353)    (2,494,029)      (876,137)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Draws (payments) on revolving credit note, net                        (96,304)       330,090         54,499      1,700,941
   Principal payments on capital lease obligations                        (2,842)       (21,534)       (14,129)       (33,475)
   Increase in foreign translation adjustment                             (2,625)           -           (2,625)           -
   Net proceeds from issuance of common stock                            107,000            -          182,000            -
   Net proceeds from exercise of stock options                               -           22,460        128,250         32,900
   Net proceeds from exercise of stock warrants                            2,000      1,330,968          2,000      2,485,968
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  7,229      1,661,984        349,995      4,186,334
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                   (207,423)       (19,155)      (225,135)      (914,401)
Cash and cash equivalents, beginning of period                         1,972,305      1,794,323      1,990,017      2,689,569
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $1,764,882     $1,775,168     $1,764,882     $1,775,168
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
         Cash paid for interest                                         $152,090       $151,604       $307,222       $316,874
         Cash received from interest                                     $14,684         $2,690        $34,210        $14,399

Non-cash activity:
         20,000 shares issued to satisfy accounts payable                $32,000            -          $32,000            -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                           TANISYS TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries (collectively referred to as the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for fair presentation of the Company's operating results.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended September 30, 1997 contained in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1997.


NOTE 2:  INVENTORY

Inventory consists of the following:

                                         March 31,    September 30,
                                           1998           1997
                                        ----------    -------------
Raw Materials                           $2,807,153     $3,976,488
Work-in-process                            223,901        204,783
Finished goods                             768,639        624,802
                                        ----------     ----------
                                         3,799,693      4,806,073
Less inventory allowance                  (250,923)      (317,023)
                                        ----------     ----------
Inventory, net                          $3,548,770     $4,489,050
                                        ----------     ----------
                                        ----------     ----------

Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

NOTE 3:  STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

In the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement requires the restatement of historical earnings per share amounts to conform with the new methodology. However, the adoption of this statement did not change the calculation of Primary EPS to Basic or Diluted EPS from prior years because of the antidilutive effect of the common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended             Six Months Ended
                                                         March 31,                    March 31,
                                                  -------------------------     -------------------------
                                                     1998           1997           1998           1997
                                                 -----------    -----------    -----------    -----------
Numerator:
  Net loss-numerator for basic and diluted
   Earnings per share                            ($2,688,408)   ($3,622,584)   ($4,347,596)   ($5,324,319)

Denominator:
  Denominator for basic earnings per share-
    Weighted average shares                       20,580,936     16,937,045     20,488,203     16,539,432
  Effect of dilutive securities:
    None                                                   -              -              -              -
                                                 -----------    -----------    -----------    -----------
  Denominator for diluted earnings per share-
    Adjusted weighted average shares              20,580,936     16,937,045     20,488,203     16,539,432
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
Basic earnings per share                              ($0.13)        ($0.21)        ($0.21)        ($0.32)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
Diluted earnings per share                            ($0.13)        ($0.21)        ($0.21)        ($0.32)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
Stock options and warrants not included in the
  denominator for diluted earnings per share as
  their effect would have been antidilutive        4,169,316      2,492,200      4,169,316      2,492,200
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

COMMON STOCK

During the three months ended March 31, 1998, 50,000 shares of common stock were purchased by the Chief Executive Officer of the Company, as provided under his employment agreement, for total gross proceeds of $75,000.

During the same time period, 20,000 shares of common stock were issued in exchange for legal services in the amount of $32,000.

WARRANTS

During the three months ended March 31, 1998, warrants were exercised for the purchase of 200,000 shares of common stock for total gross proceeds of $2,000. At March 31, 1998, warrants for the purchase of 89,999 shares of common stock were outstanding, of which 67,497 were exercisable.

OPTIONS

During the three months ended March 31, 1998, the Board of Directors authorized stock options exercisable for the purchase of 660,000 share of common stock to be re-issued to former employees at the original exercise price, thus resulting in $123,000 in compensation expense due to a market valuation adjustment.

NOTE 4:  RELATED PARTY TRANSACTIONS

In accordance with the terms of his employment agreement, the Chief Executive Officer purchased 50,000 shares of common stock for a total purchase price of $75,000 in January 1998. (See Note 3)

In accordance with the terms of two separation agreements, stock options for the purchase of 660,000 shares of common stock were re-issued to former senior officers of the Company at the original exercise price. (See Note 3)

In February 1998, the Chairman of the Board of Directors exercised stock warrants for the purchase of 200,000 shares of common stock for a net exercise price of $2,000. (See Note 3)

NOTE 5:  RECENT PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure About Pension and Other Postretirement Benefits," All of which must be adopted by the Company as of October 1, 1998. Management believes the adoption of these new standards will have no material effect on the company's financial position or results of operations.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three and six-month periods ended March 31, 1998 and 1997. It should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and also in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1997. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1997 and references to quarterly periods refer to the Company's fiscal quarters ended March 31, 1998 and 1997.

     Effective February 1998, the Company established Tanisys (Europe), Ltd., a wholly owned subsidiary of Tanisys located in Scotland. Tanisys (Europe), Ltd. will offer its Comprehensive Logistics and Supply Solutions (CLASS) program, build-to-order services, turn key manufacturing services and manufacture and market products consisting of semiconductor memory modules. Tanisys (Europe), Ltd will also serve as the European sales and marketing office for Darkhorse tester products designed and produced by Tanisys Technology, Inc., including the recently announced Sigma-3-TM- tester that offers module manufacturers truly affordable, high-volume, production testing systems for 100 MHz SDRAM.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three and six-month periods ended March 31, 1998 and 1997:

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     March 31,             March 31,
                                                ------------------    ----------------
                                                 1998        1997      1998     1997
                                                ------      ------    ------    ------
         Net sales                              100.0%      100.0%    100.0%    100.0%
         Cost of goods sold                      83.2        86.7      80.1      88.3
                                                ------      ------    ------    ------
         Gross profit                            16.8        13.3      19.9      11.7
                                                ------      ------    ------    ------
         Operating expenses:
           Research and development               8.9         5.4       8.6       4.3
           Sales and marketing                    9.1         6.1       7.9       5.2
           General and administrative            16.8         7.3      13.3       6.4
           Depreciation and amortization         14.1         8.7      12.4       7.6
           Bad debt expense                       1.8        14.6       1.4       6.6
                                                ------      ------    ------    ------
         Total operating expenses                50.7        42.1      43.6      30.1
                                                ------      ------    ------    ------
         Operating loss                         (33.9)      (28.8)    (23.7)    (18.4)
         Other expense, net                      (1.8)       (1.2)     (1.6)     (1.1)
                                                ------      ------    ------    ------
         Net loss                               (35.7)%     (30.0)%   (25.3)%   (19.5)%
                                                ------      ------    ------    ------
                                                ------      ------    ------    ------

NET SALES

     Net sales consist of custom manufacturing services, custom memory modules, standard memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales decreased to $7.5 million in the second quarter of fiscal 1998 from $12.1 million in the second quarter of fiscal 1997. Net sales decreased to $17.2 million in the first six months of fiscal 1998 from $27.3 million in the first six months of fiscal 1997. The decrease in fiscal 1998 is primarily due to changes in product mix. The Company is emphasizing its quick-turn manufacturing program, Comprehensive Logistics and Supply Solutions ("C.L.A.S.S."), which is designed to support the build-to-order ("BTO") and configuration-to-order ("CTO") emphasis currently in place or contemplated by all the major personal computer manufacturers. The semiconductor memory chips used in this program, primarily Dynamic Random Access Memory ("DRAM"), are supplied by the customer, which reduces net sales and cost of sales by removing the highest cost component in a memory module. An additional factor in the decrease of net sales in the second quarter of fiscal 1998 is the February 1998 introduction of the Sigma-3-TM- testing system. As a result of this announcement, many customers postponed test equipment purchases until this product becomes available, resulting in a short-term decrease in net sales relating to this product line. Net sales are expected to increase significantly as the Sigma-3-TM- is placed into mass production.

COST OF SALES AND GROSS PROFIT

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit decreased to $1.3 million in second quarter fiscal 1998 from $1.6 million in the second quarter of fiscal 1997. Gross profit increased to $3.4 million in the first six months of fiscal 1998 from $3.2 million in the first six months of fiscal 1997. Gross profit margin increased to 16.8% in second quarter 1998 from 13.3% in second quarter fiscal 1997. Gross profit margin increased to 19.9% in the first six months of fiscal 1998 from 11.7% for the same time period in 1997. The increase in gross profit as well as the increase in gross profit margin was due primarily to the transition to the C.L.A.S.S. program and the continuing decline in the cost of raw materials, as described in Net Sales above.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation, and engineering design consulting fees. Research and development expenses increased to $667 thousand in second quarter fiscal 1998 from $654 thousand in second quarter fiscal 1997. Expenses for the first six months of fiscal 1998 increased to $1.5 million from $1.2 million in the first six months of fiscal 1997. The increase was due primarily to the development of new tester products and expenses related to the design of standard and custom modules. Expenses relating to research and development are expected to remain approximately the same in terms of absolute dollars and to decrease as a percentage of revenue as the anticipated growth in revenue occurs.

SALES AND MARKETING

     Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses decreased to $682 thousand in second quarter fiscal 1998 from $736 thousand in second quarter fiscal 1997. Sales and marketing expenses have remained at $1.4 million for the first six months of fiscal 1998 and fiscal 1997. Sales and marketing expenses expressed as a percentage of revenues have increased to 7.9% in the first six months of fiscal 1998 from 5.2% in the first six months of fiscal 1997, primarily due to decreased revenues. Sales and marketing expenses are expected to increase slightly when expressed as a percentage of revenue and to continue to increase in terms of absolute dollars in future periods as revenues increase.

GENERAL AND ADMINISTRATIVE

     General and administrative costs consist primarily of personnel costs, including compensation and employee benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $1.3 million in second quarter fiscal 1998 from $884 thousand in second quarter fiscal 1997, an increase of 44%. In the first six months of fiscal years 1998 and 1997, general and administrative expenses were $2.3 million and $1.7 million, respectively. The increase in actual funds expended in fiscal 1998 is primarily due to the expansion of the Company's facilities and operation hours and the addition of staff and contract labor. In second quarter fiscal 1998, compensation expense of $123 thousand was incurred in conjunction with the re-issuance of stock options to former employees in accordance with the terms of two separation agreements. Expenses associated with the general and administrative area are expected to decrease significantly in absolute dollars and as a percentage of revenue in future periods due to expense containment programs currently in effect.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "Cost of Sales" and the amortization of intangibles, including goodwill incurred in the acquisitions of 1st Tech and DarkHorse.
Depreciation and amortization increased to $1.1 million in second quarter fiscal 1998 from $1.0 million in second quarter fiscal 1997. Depreciation and amortization expenses for the first six months of 1998 were $2.1 million, an increase of 3% from the same time period in fiscal 1997. The increase is due primarily to the purchases of additional network equipment and accounting software. Depreciation expenses are expected to decrease as a percentage of revenue and increase in terms of absolute dollars with additional facility expansions and equipment purchases used in research and development. Amortization expenses are expected to decrease significantly in the third quarter of fiscal 1998 due to the complete amortization of goodwill relating to the acquisition of 1st Tech and DarkHorse.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a revolving credit note. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities.
Other income (expense) decreased to $137 thousand of expense in the second quarter of fiscal 1998 from $149 thousand in the second quarter of fiscal 1997, a net decrease of 8%. Other income (expense) has decreased 10% to $273 thousand in the first six months of fiscal 1998 from $302 thousand in the first six months of fiscal 1997. The Company incurs net interest expense in order to maintain increased balances of inventories and accounts receivable. The Company expects to continue to require borrowings to fund growth in accounts receivable in the future and therefore expects to continue to reflect net interest expense. Interest expense is expected to increase slightly in terms of absolute dollars due to debt related to short-term borrowings for accounts receivable and inventory purchases to support the increase in revenues.

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

     The availability of the net operating loss carryforward and future tax deductions to reduce taxable income are subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforwards due to Internal Revenue Service ("IRS") Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company does not believe that an IRS Code Section 382 limitation existed as of September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Tanisys has utilized the funds acquired in equity financings of its common stock, the exercise of stock warrants and stock options, capital leases, operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories, accounts receivable balances and pay its general and administrative expenses. During the second quarter of fiscal 1998, the Company generated $7 thousand in net cash from financing activities versus $1.7 million in the second quarter of fiscal 1997. The $7 thousand in fiscal 1998 consisted primarily of $109 thousand from the purchase of common stock and stock warrants net of $96 thousand in net payments on the Company's revolving credit note. At March 31, 1998, the Company had $1.9 million of cash and restricted cash.

     Capital expenditures totaled approximately $2.3 million and $434 thousand in the second quarter of fiscal years 1998 and 1997, respectively. These expenditures were primarily for the purchase of manufacturing equipment, test equipment and the expansion of manufacturing facilities. The Company plans to spend approximately $4.8 million in the remainder of fiscal 1998 in capital expenditures for additional manufacturing capacity through working capital, operating leases and capital leases. At May 5, 1998, $1.7 million of the estimated $4.8 million had been committed for the purchase of capital expenditures, to be financed through operating and capital leases.

     The Company has entered into certain capital lease arrangements. The outstanding principal on these obligations at March 31, 1998 was $188 thousand.

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

SIGNIFICANT CUSTOMER CONCENTRATION

     A significant percentage of the Company's net sales are produced by a relatively small number of customers. In the second quarter of fiscal 1998 and 1997, the ten largest customers accounted for approximately 78% and 64% of net sales, respectively. One customer produced 46% of sales in the second quarter of fiscal 1998. The same customer produced 33% of sales for the six months ended March 31, 1998. In the second quarter of fiscal 1997, one customer produced 25% of net sales. The Company's two largest customers accounted for 13% and 11% of total revenue for the first six months of fiscal 1997. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1998 will continue to utilize the Company's products or services. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation of volume of purchases from a particular customer to continue throughout this fiscal year.

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

YEAR 2000 COMPLIANCE

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

     The Company does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     At the date hereof, there are no pending, or to the best knowledge of the Company, threatened matters involving litigation involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on March 24, 1998, the following matters were adopted by the margins indicated:

     1. To elect directors Charles T. Comiso and Gordon Matthews to serve until the 2001 Annual Meeting of Stockholders.

          For:                16,155,232
          Against:            N/A
          Abstain:            15,300

     2. To ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1998.

          For:                14,896,487
          Against:            6,000
          Abstain:            1,295,045

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

 3.3    Articles of Amendment dated April 28, 1995 (Exhibit 3.3 to Form 10
        Registration Statement filed November 27, 1996)

 3.4    Articles of Amendment dated April 15, 1996 (Exhibit 3.4 to Form 10
        Registration Statement filed November 27, 1996)

 3.5    Restated Bylaws of the Company (Exhibit 3.5 to Form 10 Registration
        Statement filed November 27, 1996)

 4.1    Form of Common Stock Certificate (Exhibit 4.6 to Form 10
        Registration Statement filed November 27, 1996)

 4.2 Form of Class S Warrant Certificate (Exhibit 4.2 to Form 10-Q for the Quarterly period Ended December 31, 1997)

10.37 Manufacturing Service Agreement dated February 2, 1998 by and between the Company and LG Semicon American, Inc. (filed herewith)

10.38 Manufacturing Service Agreement dated March 1, 1998 by and between the Company and Toshiba America Electronic Components, Inc. (filed herewith)

27.1    Financial Data Schedule (filed herewith)

CURRENT REPORTS ON 8-K:

     None.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TANISYS TECHNOLOGY, INC.


Date: May 8, 1988         By: /s/ JOE O. DAVIS
                              -------------------------------------------------
                              Joe O. Davis
                              SENIOR VICE PRESIDENT,
                              CHIEF FINANCIAL OFFICER AND CORPORATE SECRETARY (Duly authorized and Principal Financial Officer)



Date: May 8, 1998         By: /s/ DONALD R. TURNER
                              -------------------------------------------------
                              Donald R. Turner
                              CORPORATE CONTROLLER
                              (Duly authorized and Principal Accounting Officer)