Form 10-Q
period 1998-06-30
TANISYS TECHNOLOGY INC
filed 1998-08-14
CIK 929775

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ---------------

                         Commission File Number 0-29038

                            TANISYS TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                WYOMING                                          74-2675493
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

   12201 TECHNOLOGY BLVD., SUITE 125
             AUSTIN, TEXAS                                          78727
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

     Indicated below are the number of shares outstanding of the Registrant's common stock and 5% Series A Convertible Preferred Stock at August 13, 1998:

                                                    NUMBER OF SHARES
             TITLE OF CLASS                           OUTSTANDING
             --------------                         ----------------
     Common Stock, no par value                        20,729,714
     Preferred Stock, $1.00 par value                         400

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                     INDEX



PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
           Consolidated Balance Sheets - June 30, 1998
             (unaudited) and  September 30, 1997 . . . . . . . . . . . . .   3
           Consolidated Statements of Operations - For the Three
             and Nine Month Periods Ended June 30, 1998 and 1997
             (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   4
           Consolidated Statements of Cash Flows - For the Nine
             Month Periods Ended June 30, 1998 and 1997 (unaudited). . . .   5
           Notes to Consolidated Financial Statements(unaudited) . . . . .   6
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . .   9

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .  15
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  16
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        June 30,       September 30,
                                                          1998             1997
------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  4,043,543     $  1,990,017
  Restricted cash                                            8,121        1,539,448
  Trade accounts receivable, net of allowance
    of $280,213 and $180,157, respectively               4,070,675        3,519,369
  Accounts receivable from related parties                       0           12,371
  Inventory, net of allowance of $470,132
    and $317,023, respectively                           3,872,129        4,489,050
  Prepaid expenses and other current assets                485,990          364,042
------------------------------------------------------------------------------------
      Total current assets                              12,480,458       11,914,297
------------------------------------------------------------------------------------
Property and equipment, net of accumulated
  depreciation of $2,561,013 and $1,730,832,
  respectively                                           5,589,555        2,539,324
Organization costs, net                                        128              512
Patents and trademarks, net                                 72,750           80,327
Goodwill, net of accumulated amortization
  of $7,170,998 and $5,079,457, respectively                     0        2,091,541
Other noncurrent assets                                    541,808          605,957
------------------------------------------------------------------------------------
Total Assets                                          $ 18,684,699     $ 17,231,958
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  6,262,028     $  3,917,786
  Accounts payable to related parties                            0              250
  Accrued liabilities                                    2,981,535          710,189
  Revolving credit note                                  3,323,588        4,172,516
------------------------------------------------------------------------------------
      Total current liabilities                         12,567,151        8,800,741
------------------------------------------------------------------------------------
  Obligations under capital lease                          641,608           81,114
------------------------------------------------------------------------------------
      Total liabilities                                 13,208,759        8,881,855
------------------------------------------------------------------------------------
Mandatorily redeemable convertible preferred
  stock:
5% Series A Convertible Preferred
  Stock - $1 par value, 400 shares
  authorized, 400 and 0 shares issued and
  outstanding, respectively                              1,917,688                0
------------------------------------------------------------------------------------
Stockholders' equity:
Common stock, no par value, 50,000,000 shares
  authorized, 20,729,714 and 20,334,714 shares
  issued and outstanding, respectively                  29,034,774       28,599,524
Additional paid-in capital                               1,687,312                0
Foreign translation adjustment                              (2,625)               0
Accumulated deficit                                    (27,161,209)     (20,249,421)
------------------------------------------------------------------------------------
      Total stockholders' equity                         3,558,252        8,350,103
------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $ 18,684,699     $ 17,231,958
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             For the Three                  For the Nine
                                                              Months Ended                  Months Ended
                                                               June  30,                      June 30,
                                                          1998          1997            1998           1997
--------------------------------------------------------------------------------------------------------------
Net sales                                              $6,774,445    $11,234,115    $23,981,692    $38,555,153
Cost of goods sold                                      6,138,178      9,757,174     19,927,368     33,879,602
--------------------------------------------------------------------------------------------------------------
Gross profit                                              636,267      1,476,941      4,054,324      4,675,551
--------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                               638,498        600,442      2,115,613      1,772,782
   Sales and marketing                                    739,684        701,319      2,093,590      2,135,651
   General and administrative                           1,097,717        861,270      3,385,568      2,604,922
   Depreciation and amortization                          479,361      1,064,738      2,611,187      3,128,221
   Bad debt expense                                       108,925        400,185        350,868      2,206,832
--------------------------------------------------------------------------------------------------------------
      Total operating expenses                          3,064,185      3,627,954     10,556,826     11,848,408
--------------------------------------------------------------------------------------------------------------
Operating loss                                         (2,427,918)    (2,151,013)    (6,502,502)    (7,172,857)
--------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                         15,917          3,036         50,127         17,435
   Interest expense                                      (152,190)      (144,863)      (459,413)      (461,737)
--------------------------------------------------------------------------------------------------------------
Net loss                                              ($2,564,191)   ($2,292,840)   ($6,911,788)   ($7,617,159)
--------------------------------------------------------------------------------------------------------------

Basic and diluted loss from operations per share           ($0.12)        ($0.13)        ($0.34)        ($0.45)
--------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:
   Basic                                               20,729,714     17,851,214     20,568,707     16,932,967
   Diluted                                             20,729,714     17,851,214     20,568,707     16,932,967
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        FOR THE NINE  MONTHS ENDED,
                                                                JUNE 30,
                                                           1998            1997
----------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                              ($6,911,788)     ($7,617,159)
Adjustments to reconcile net loss to net cash
 earned (used) in operating activities:
   Depreciation and amortization                        2,948,091        3,128,221
   Issuance of stock options                              123,000                0
   Decrease in restricted cash                          1,531,327                0
   (Increase) decrease in accounts receivable            (538,935)         618,460
   (Increase) decrease in inventory                       616,921       (1,404,725)
   Decrease in prepaid expense                           (121,948)         (72,314)
   (Increase) decrease in other assets                     64,149         (572,042)
   Increase in accounts payable and accrued
     liabilities                                        4,615,338        2,999,923
----------------------------------------------------------------------------------
Net cash earned (used) in operating activities          2,326,155       (2,919,636)
----------------------------------------------------------------------------------

Cash flows from investing activities:

   Purchases of property and equipment                 (3,920,457)      (1,063,634)
   Proceeds from sale of property and equipment            21,637                0
   Patent and trademark costs                                   0           (6,094)
----------------------------------------------------------------------------------
Net cash used in investing activities                  (3,898,820)      (1,069,728)
----------------------------------------------------------------------------------

Cash flows from financing activities:
   Draws (payments) on revolving credit note, net        (848,928)        (234,646)
   Principal draws (payments) on capital lease
     obligations                                          560,494          (43,237)
   Increase in foreign translation adjustment              (2,625)               0
   Net proceeds from issuance of preferred stock        3,605,000                0
   Net proceeds from issuance of common stock             182,000                0
   Net proceeds from exercise of stock options            128,250           32,900
   Net proceeds from exercise of stock warrants             2,000        2,485,968
   Premerger tax distributions on retained earnings             0          (16,500)
----------------------------------------------------------------------------------
Net cash provided by financing activities               3,626,191        2,224,485
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        2,053,526       (1,764,879)
Cash and cash equivalents, beginning of period          1,990,017        2,689,569
----------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $4,043,543         $924,690
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
     Cash paid for interest                              $459,413         $420,930
     Cash received from interest                          $50,127          $17,435

Non-cash activity:
     20,000 shares issued to satisfy accounts payable     $32,000                0

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

NOTE 2:  INVENTORY

Inventory consists of the following:

                                June 30,     September 30,
                                  1998           1997
                              ----------     -------------
Raw Materials                 $3,157,000      $3,976,488
Work-in-process                  236,229         204,783
Finished goods                   949,032         624,802
                              ----------      ----------
                               4,342,261       4,806,073
Less inventory allowance        (470,132)       (317,023)
                              ----------      ----------
Inventory, net                $3,872,129      $4,489,050
                              ----------      ----------
                              ----------      ----------

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

The following table sets forth the computation of Basic and Diluted EPS:

                                                          Three months Ended             Nine Months Ended
                                                                June 30,                      June 30,
                                                          1998           1997           1998           1997
                                                      --------------------------    --------------------------
Numerator:
  Net loss-numerator for Basic and Diluted
    earnings per share                                ($2,564,191)   ($2,292,840)   ($6,911,788)   ($7,617,159)

Denominator:
  Denominator for basic earnings per share-
    weighted average shares                            20,729,714     17,851,214     20,568,707     16,932,967
  Effect of dilutive securities:  None                          -              -              -              -
                                                      -----------    -----------    -----------    -----------
  Denominator for diluted earnings per share-
    adjusted weighted average shares                   20,729,714     17,851,214     20,568,707     16,932,967
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
Basic earnings per share                                   ($0.12)        ($0.13)        ($0.34)        ($0.45)
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
Diluted earnings per share                                 ($0.12)        ($0.13)        ($0.34)        ($0.45)
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
Stock options and warrants not included in the
  Denominator for diluted earnings per share as
  their effect would have been antidilutive             4,461,377      2,367,317      4,461,377      2,367,317
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

PREFERRED STOCK

Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement"), the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), for $4 million. The Company incurred offering costs of approximately $400 thousand.

The Series A Stock is convertible into the Company's no par value common stock ("Common Stock") at the option of the holder beginning 90 days after the June 30, 1998 closing date. During the next 150 days, the holder has agreed to convert no more than 15% of the Series A Stock if certain quarterly revenue targets are met by the Company through December 31, 1998. The Company also has agreed to register the underlying Common Stock by October 15, 1998. Should this date not be met, the 15% restriction will increase to 25%. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price. The Company has valued this beneficial conversion feature at approximately $1.4 million and has reflected this amount in additional paid-in capital. This amount will be charged to the accumulated deficit through the earliest date of conversion.

The Series A Stock carries mandatory redemption rights which can be exercised by the holder if certain triggering events occur. These redemption rights could require the Company to redeem the Series A Stock for cash based on a formula provided in the Stock Purchase Agreement. The Company cannot estimate if or when the triggering events might occur nor the redemption price. Therefore, the mandatory redemption feature has not been valued. Should a triggering event occur, the Company will record a charge to the accumulated deficit equal to the difference between the redemption price and the carrying value of the Series A Stock.

Dividends are payable quarterly in registered shares of Common Stock, but must be paid in cash upon the occurrence of certain events.

Attached to the Series A Stock were warrants to purchase 199,999 shares of Common Stock at $3.00 per share. The warrants currently are exercisable and have a term of four years. The Company has valued the warrants at approximately $284,000 and has reflected this amount in additional paid-in capital.

At June 30, 1998, the carrying value of the Series A Stock reflects the $4 million issuance price, less the offering costs and the values of the beneficial conversion feature and warrants.

WARRANTS

At June 30, 1998, warrants for the purchase of 289,998 shares of Common Stock were outstanding, of which 268,747 were exercisable.

OPTIONS

During the three months ended June 30, 1998, the Board of Directors granted seven-year stock options exercisable for the purchase of 142,000 shares of Common Stock to employees at an exercise price of $2.69 per share.

NOTE 4:  RELATED PARTY TRANSACTIONS

None.

NOTE 5:  RECENT PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure About Pension and Other Postretirement Benefits," all of which must be adopted by the Company as of October 1, 1998. Management believes that the adoption of these new standards will have no material effect on the Company's financial position or results of operations.

NOTE 6:  SUBSEQUENT EVENT

In connection with the issuance of Series A Stock and Common Stock Warrants discussed in Note 3, the Company granted the holders certain registration rights related to the shares of Common Stock underlying the Series A Stock, dividends on the Series A Stock and the exercise of the warrants. The Company filed a registration statement on Form S-3 on August 13, 1998 to register the underlying Common Stock. Such registration statement has not yet been declared effective.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three and nine-month periods ended June 30, 1998 and 1997. It should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and also in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1997. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1997 and references to quarterly periods refer to the Company's fiscal quarters ended June 30, 1998 and 1997.

     Effective second quarter 1998, the Company established Tanisys (Europe) Limited, a wholly owned subsidiary of Tanisys located in Scotland. Tanisys (Europe) Limited is offering its Comprehensive Logistics and Supply Solutions ("C.L.A.S.S.") program, build-to-order services, turnkey manufacturing services and manufactures and markets products consisting of semiconductor memory modules. Tanisys (Europe) Limited also is serving as the European sales and marketing office for Darkhorse tester products designed and manufactured by Tanisys Technology, Inc., including the recently announced Sigma-3-TM- tester that offers module manufacturers truly affordable, high-volume, production testing systems for 100 MHz SDRAM.

     Pursuant to a Convertible Preferred Stock Purchase Agreement dated June 30, 1998 (the "Purchase Agreement") between the Company and KA Investments LDC, a Cayman Islands corporation ("KA Investments"), the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), for an aggregate purchase price of $4,000,000. The Series A Stock is convertible into shares of Common Stock pursuant to a formula based upon the Conversion Price, which shall be equal to the lower of either (a) $2.31 per share or (b) 80% of the average of the three lowest closing bid prices per share of Common Stock for the 30 trading days immediately prior to conversion (as more fully described in the Articles of Incorporation of the Company). Dividends accrue on the Series A Stock at a rate of 5% per annum, and may be paid in shares of Common Stock, but must be paid in cash upon the occurrence of certain events. The Company is required to redeem certain of the shares of Series A Stock upon the occurrence of certain triggering events. In addition, the Company granted warrants (the "Warrants") to KA Investments, Midori Capital Corporation ("Midori"), Hoth Incorporated ("Hoth") and Randy Stein ("Stein") (KA Investments, Midori, Hoth and Stein collectively referred to as the "Selling Stockholders") to purchase an aggregate of approximately 200,000 shares of Common Stock at a purchase price of $3.00 per share (subject to adjustment as provided by the terms of the Warrants). The Warrants may be exercised on or before June 30, 2002. Pursuant to a Registration Rights Agreement between the Company and KA Investments dated June 30, 1998, the Company granted the Selling Stockholders certain registration rights related to the shares of Common Stock issuable upon conversion of the Series A Stock and upon the exercise of the Warrants. The Registration Statement to which this Prospectus is a part has been filed pursuant to the terms of such Registration Rights Agreement and registers the resale by the Selling Stockholders of such shares of Common Stock issuable upon conversion of the Series A Stock and upon exercise of the Warrants. The Purchase Agreement, the Registration Rights Agreement, a form of the Warrants and the Articles of Incorporation of the Company, as amended (containing the terms of the Series A Stock) have been filed as exhibits hereto.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three and nine-month periods ended June 30, 1998 and 1997:

                                               Three Months Ended    Nine Months Ended
                                                    June 30,             June 30,
                                                 1998      1997       1998      1997
                                                -----     -----      -----     -----
          Net sales                             100.0%    100.0%     100.0%    100.0%
          Cost of goods sold                     90.6      86.9       83.1      87.9
                                                -----     -----      -----     -----
          Gross profit                            9.4      13.1       16.9      12.1
                                                -----     -----      -----     -----
          Operating expenses:
            Research and development              9.4       5.3        8.8       4.6
            Sales and marketing                  10.9       6.2        8.7       5.5
            General and administrative           16.2       7.7       14.1       6.8
            Depreciation and amortization         7.1       9.5       10.9       8.1
            Bad debt expense                      1.6       3.6        1.5       5.7
                                                -----     -----      -----     -----
          Total operating expenses               45.2      32.3       44.0      30.7
                                                -----     -----      -----     -----

          Operating loss                        (35.8)    (19.2)     (27.1)    (18.6)
          Other expense, net                     (2.0)     (1.3)      (1.7)     (1.2)
                                                -----     -----      -----     -----
          Net loss                              (37.8%)   (20.5%)    (28.8%)   (19.8%)
                                                -----     -----      -----     -----
                                                -----     -----      -----     -----

NET SALES

     Net sales consist of custom manufacturing services, custom memory modules, standard memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales decreased to $6.8 million in the third quarter of fiscal 1998 from $11.2 million in the third quarter of fiscal 1997. Net sales decreased to $24.0 million in the first nine months of fiscal 1998 from $38.6 million in the first nine months of fiscal 1997. The decrease in fiscal 1998 is primarily due to changes in product mix. The Company is emphasizing its quick-turn manufacturing program, C.L.A.S.S., which is designed to support the build-to-order ("BTO") and configuration-to-order ("CTO") emphasis currently in place or contemplated by all major personal computer manufacturers. The semiconductor memory chips used in this program, primarily Dynamic Random Access Memory ("DRAM"), are supplied by the customer, which reduces net sales and cost of sales by removing the highest cost component in a memory module. The decrease in net sales in the third quarter of fiscal 1998 is due to a decreased demand in memory modules by C.L.A.S.S. customers as a result of a major PC Company purging inventory in its dealer channels.

COST OF SALES AND GROSS PROFIT

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit decreased to $636 thousand in third quarter fiscal 1998 from $1.5 million in third quarter fiscal 1997. Gross profit decreased to $4.1 million in the first nine months of fiscal 1998 from $4.7 million in the first nine months of fiscal 1997. Gross profit margin decreased to 9.4% in third quarter fiscal 1998 from 13.1% in third quarter fiscal 1997. Gross profit margin increased to 16.9% in the first nine months of fiscal 1998 from 12.1% for the same period in 1997. The decreases in gross profit and in gross profit margin for the third quarter were due primarily to the decrease in sales to the Company's C.L.A.S.S customers, as discussed in Net Sales above. A secondary cause for the decrease in gross profit and in gross profit margin for third quarter 1998 is the additional expenses associated with establishing the Scotland
subsidiary.   The increase in gross profit margin for the first nine months of 1998 compared to the same period in 1997 was due primarily to the transition to the C.L.A.S.S. program and the continuing decline in the cost of raw materials, as described in Net Sales above.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $638 thousand in third quarter fiscal 1998 from $600 thousand in third quarter fiscal 1997. Expenses for the first nine months of fiscal 1998 increased to $2.1 million from $1.8 million in the first nine months of fiscal 1997. The increase was due primarily to the development of new tester products and expenses related to the design of standard and custom modules. Expenses relating to research and development are expected to remain approximately the same in terms of absolute dollars and to decrease as a percentage of revenue as the anticipated growth in revenue occurs.

SALES AND MARKETING

     Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased to $739 thousand in third quarter fiscal 1998 from $701 thousand in third quarter fiscal 1997. Sales and marketing expenses were $2.1 million for the first nine months of both fiscal 1998 and fiscal 1997. Sales and marketing expenses expressed as a percentage of revenues increased to 8.7% in the first nine months of fiscal 1998 from 5.5% in the first nine months of fiscal 1997, primarily due to decreased revenues. Sales and marketing expenses are expected to decrease slightly when expressed as a percentage of revenue and to continue to increase steadily in terms of absolute dollars in future periods as revenues increase.

GENERAL AND ADMINISTRATIVE

     General and administrative costs consist primarily of personnel costs, including compensation and employee benefits and support costs, including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $1.1 million in third quarter fiscal 1998 from $861 thousand in third quarter fiscal 1997. In the first nine months of fiscal years 1998 and 1997, general and administrative expenses were $3.4 million and $2.6 million, respectively. The increase in actual funds expended in fiscal 1998 is primarily due to the opening of the Company's facility in Scotland and the addition of staff at the facility in the United States. Expenses associated with the general and administrative area are expected to remain relatively constant in absolute dollars and decrease as a percentage of revenue in future periods.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "Cost of Sales" and the amortization of intangibles, including goodwill incurred in the May 1996 acquisitions of 1st Tech Corporation ("1st Tech") and DarkHorse Systems, Inc. ("DarkHorse"). Depreciation and amortization decreased to $479 thousand in third quarter fiscal 1998 from $1.1 million in third quarter fiscal 1997. Depreciation and amortization expenses for the first nine months of 1998 were $2.6 million, a decrease of $517 thousand from the same time period in fiscal 1997. The decrease is due primarily to the complete amortization in April 1998 of goodwill relating to the acquisitions of 1st Tech and DarkHorse. Depreciation expenses are expected to decrease as a percentage of revenue and increase in term of absolute dollars with additional facility expansions and equipment purchases used in manufacturing and research and development.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a revolving credit note. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities.
Other income (expense) decreased to $137 thousand of expense in the third quarter of fiscal 1998 from $139 thousand in the third quarter of fiscal 1997. Other income (expense) has decreased to $409 thousand in the first nine months of fiscal 1998 from $444 thousand in the first nine months of fiscal 1997. The Company incurs net interest expense in order to maintain balances of inventories and accounts receivable. The decrease in other income (expense) is primarily due to a decrease in short-term borrowings on the revolving credit note. The Company expects to continue to require borrowings to fund growth in accounts receivable in the future and therefore expects to continue to reflect net interest expense. Interest expense is expected to increase slightly in terms of absolute dollars due to debt related to short-term borrowings for accounts receivable and inventory purchases to support the increase in revenues.

PROVISION FOR INCOME TAXES

     During fiscal 1997, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $6.0 million. The loss carryforwards expire in 2012 and 2011, respectively. During 1997, the Company had temporary differences resulting in future tax deductions of $513 thousand, principally representing tax basis in accrued liabilities and intangible assets. Deferred income tax assets from the loss carryforwards and asset basis differences aggregated $4.6 million and $2.2 million, respectively, at September 30, 1997.

     For financial reporting purposes, valuation allowances of $4.6 million and $2.2 million have been recorded to offset the deferred tax assets due to the uncertainty of the benefits to be realized.

     The availability of the net operating loss carryforward and future tax deductions to reduce taxable income are subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforwards due to Internal Revenue Service ("IRS") Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company does not believe that an IRS Code Section 382 limitation existed at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Tanisys has utilized the funds acquired in equity financings of its common stock and preferred stock, the exercise of stock warrants and stock options, capital leases, operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable balances and pay its general and administrative expenses. During the third quarter of fiscal

1998, the Company generated $3.6 million in net cash from financing activities versus $2.2 million in the third quarter of fiscal 1997. The $3.6 million in fiscal 1998 consisted of the purchase of convertible preferred stock. At June 30, 1998, the Company had $4.1 million of cash and restricted cash. The Company's working capital is negative $87 thousand but is expected to increase when long-term financing is secured for approximately $1.7 million of equipment classified in "accrued liabilities" on the June 30, 1998 balance sheet.

          Capital expenditures totaled approximately $1.3 million and $1.4 million in the third quarter of fiscal years 1998 and 1997, respectively. These expenditures were primarily for the purchase of manufacturing equipment, test equipment and the expansion of manufacturing facilities in the U.S. and Scotland to meet customer demand. The Company plans to spend an additional $3.2 million in the remainder of fiscal 1998 in capital expenditures for additional manufacturing capacity in the U.S. and leasehold improvements to the Scotland manufacturing facility, of which $2.0 million is committed and expected to be financed through working capital, operating leases and capital leases. The Company expects to obtain financing for approximately $1.7 million of manufacturing equipment located in its Scotland facility in the fourth fiscal quarter of 1998.

     The Company has entered into certain capital lease arrangements. The outstanding principal on these obligations at June 30, 1998 was $641 thousand.

     The Company is aggressively pursuing new customers, which will require additional manufacturing capacity. In addition, current customers have indicated that additional capacity may secure additional orders, and the Company intends to take advantage of these opportunities. Expected sales growth of both new and existing customers is expected to require additional accounts receivable and inventories. The Company believes that its existing funds, anticipated cash flow from operations and amounts available from future vendor credits, bank borrowings, operating and capital lease financing, the exercise of outstanding warrants and stock options and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

     There is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SIGNIFICANT CUSTOMER CONCENTRATION

     A significant percentage of the Company's net sales are produced by a relatively small number of customers. In the third quarter of fiscal 1998 and 1997, the ten largest customers accounted for approximately 79.3% and 54.1% of net sales, respectively. In the first nine months of fiscal 1998 and 1997, the ten largest customers accounted for approximately 66.3% and 54.6% of net sales, respectively. The Company's two largest customers accounted for 21.1% and 19.8% of total revenue in the third quarter of fiscal 1998. One customer represented approximately 32.3% of total revenue for the nine months ended June 30, 1998. In the third quarter of fiscal 1997, one customer produced 16.6% of net sales. The same customer produced 13.8% of sales for the nine months ended June 30, 1997. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1998 will continue to utilize the Company's products or services. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation in volume of purchases from a particular customer to continue throughout this fiscal year.

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

YEAR 2000 COMPLIANCE

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The majority of the Company's enterprise computer systems and software are already Year 2000 compliant and the Company does not expect that the cost to modify its remaining information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

     The Company does not currently have any comprehensive information concerning Year 2000 compliance status of its suppliers and customers but is in the process of gathering such information. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     At the date hereof, there are no pending, or to the best knowledge of the Company, threatened matters involving litigation involving the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to a Convertible Preferred Stock Purchase Agreement dated June 30, 1998 (the "Purchase Agreement") between the Company and KA Investments LDC, a Cayman Islands corporation ("KA Investments"), the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), for an aggregate purchase price of $4,000,000. The Series A Stock is convertible into shares of Common Stock pursuant to a formula based upon the Conversion Price, which shall be equal to the lower of either (a) $2.31 per share or (b) 80% of the average of the three lowest closing bid prices per share of Common Stock for the 30 trading days immediately prior to conversion (as more fully described in the Articles of Incorporation of the Company). Dividends accrue on the Series A Stock at a rate of 5% per annum, and may be paid in shares of Common Stock, but must be paid in cash upon the occurrence of certain events. The Company is required to redeem certain of the shares of Series A Stock upon the occurrence of certain triggering events. In addition, the Company granted warrants (the "Warrants") to KA Investements, Midori Capital Corporation ("Midori"), Hoth Incorporated ("Hoth") and Randy Stein ("Stein") (KA Investments, Midori, Hoth and Stein collectively referred to herein as the "Selling Stockholders") to purchase an aggregate of approximately 200,000 shares of Common Stock at a purchase price of $3.00 per share (subject to adjustment as provided by the terms of the Warrants). The Warrants may be exercised on or before June 30, 2002. Except as required by law or otherwise provided in the Certificate of Designation for the Preferred Stock, the Preferred Stock shall have no voting rights. However, so long as any shares of Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the holders of all of the shares of the Preferred Stock then outstanding, authorize or create any class of stock ranking as to dividends or distribution of assets of the Company upon a liquidation senior to or otherwise pari passu with or senior to the Preferred Stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the $10,000, plus all due but unpaid dividends per share, whether declared or not, before any distribution or payment shall be made to the holders of Common Stock.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

Exhibit
Number                              Description
-------                             -----------
 3.1      Articles of  Incorporation of Tanisys Technology, Inc., as amended
          (Exhibit 3.1 to Form S-3 Registration Statement filed August 13, 1998)

 3.2      Restated Bylaws of the Company (Exhibit 3.5 to Form 10 Registration
          Statement filed November 27, 1996)

 4.1      Form of Common Stock Certificate (Exhibit 4.6 to Form 10 Registration
          Statement filed November 27, 1996)




 4.2      Registration Rights Agreement dated June 30, 1998 between Tanisys
          Technology, Inc. and KA Investments LDC (Exhibit 4.1 to Form S-3
          Registration Statement filed August 13, 1998)

10.1 Covertible Preferred Stock Purchase Agreement dated June 30, 1998, between Tanisys Technology, Inc. and KA Investments LDC (Exhibit 10.1
          to Form S-3 Registration Statement filed August 13, 1998)

10.2      Form of Warrant to Purchase Common Stock granted by Tanisys
          Technology, Inc. to each of KA Investments LDC, Midori Capital
          Corporation, Hoth Incorporated and Randy Stein (Exhibit 10.2 to
          Form S-3 Registration Statement filed August 13, 1998)

27.1      Financial Data Schedule (filed herewith)


(b)  CURRENT REPORTS ON 8-K:

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TANISYS TECHNOLOGY, INC.


Date: August  14, 1998                 By:  /s/ JOE O. DAVIS
                                          ----------------------------------------------
                                       Joe O. Davis
                                       SENIOR VICE PRESIDENT,
                                       CHIEF FINANCIAL OFFICER AND CORPORATE SECRETARY
                                       (Duly authorized and Principal Financial Officer)


Date: August 14, 1998                  By:  /s/ DONALD R. TURNER
                                          ----------------------------------------------
                                       Donald R. Turner
                                       CORPORATE CONTROLLER
                                       (Duly authorized and Principal Accounting Officer)