Form 10-K
period 1998-09-30
TANISYS TECHNOLOGY INC
filed 1998-12-29
CIK 929775

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                   --------------

                                     FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1998
                                         or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from       to

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

         Securities to be registered pursuant to Section 12(b) of the Act: NONE


         Securities to be registered pursuant to Section 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 21, 1998 was approximately $35.4 million based upon the closing sale price of the Common Stock as reported on the Nasdaq SmallCap Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at December 21, 1998:

                                                    NUMBER OF SHARES
               TITLE OF CLASS                         OUTSTANDING
               --------------                         -----------
               Common Stock, no par value             21,874,714

                     TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                          1998 ANNUAL REPORT ON FORM 10-K

                                       INDEX

                                                                       PAGE
                                                                       ----
PART I
ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .    4
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .   14
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .   15


PART II
ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .   15
ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . .   16
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . .   17
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .   31
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . .   32
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . .   53

PART III.
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . . . . . .   53
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .   56
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .   62
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .   64

PART IV.
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .   65
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   68

                                      PART I.

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

     The following discussions contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Tanisys Technology, Inc., and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse"), Rosetta Marketing and Sales, Inc. ("Rosetta") and Tanisys (Europe) Ltd., (collectively, the "Company" or "Tanisys"), could differ materially from its historical results of operations and those discussed in the forward-looking statements. The forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors. Factors that could cause actual results to differ materially include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; customer relationships and financial condition; relationships with vendors; the interest rate environment; governmental regulation and supervision; seasonality; distribution networks; delays in receipt of orders or cancellation of orders; competitive factors, including increased competition and new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changing technologies; acceptance and inclusion of the Company's technologies by original equipment manufacturers ("OEMs"); changes in product mix; new product development; the negotiation of new contracts; significant quarterly performance fluctuation due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; product shipment interruptions due to manufacturing problems; one-time events; and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrct, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. The forward-looking statements should be read in light of these factors and the factors identified in "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to year periods refer to the Company's fiscal years ended September 30, 1998, 1997 or 1996, and references to quarterly periods refer to the Company's fiscal quarters ended December 31, March 31, June 30 and September 30.

GENERAL

     The Company offers build-to-order ("BTO") services, designs and markets products consisting of semiconductor memory module products, designs and builds memory module testers and provides design services in conjunction with the licensing of its Touch sensor products. Operating under the Tanisys Technology name since 1994, the Company has developed into an independent manufacturer of standard and custom semiconductor memory modules for a variety of semiconductor manufacturers and computer and electronics OEMs. The Company also markets the DarkHorse line of memory testers and licenses its proprietary Tanisys Touch technology. During fiscal 1998, the Company continued to change its focus from selling off-the-shelf semiconductor memory modules to specializing in services designed to provide OEM customers with build-to-order board-level solutions. Currently, approximately 42% of the Company's revenues are derived from selling turnkey and off-the-shelf semiconductor memory modules. In connection with its BTO services, the Company has developed extensive design and manufacturing expertise under its Comprehensive Logistics and Supply Solutions ("CLASS") program to respond to its customers' rapidly changing requirements. To this end, the Company maintains design centers and manufacturing facilities in Austin, Texas and Hamilton,

Blantyre, Scotland. The Company's principal customers include electronic semiconductor manufacturers, OEMs and memory module manufacturers. The Company's semiconductor manufacturer and OEM customers currently include Siemens AG, LG Semicon, Hitachi Semiconductor (America), Inc., Vanguard International Semiconductor Corporation ("Vanguard"), Dell Computer Corporation ("Dell"), Bay Networks, Inc. ("Bay") and Solectron Corporation ("Solectron"). The Company also provides products for the BTO programs of Compaq Computer Corporation ("Compaq"), Dell, International Business Machines Corporation ("IBM") and Hewlett-Packard Company ("HP").

INDUSTRY BACKGROUND

     The demand for semiconductor memory modules in digital electronic systems has grown significantly over the last several years, resulting in the increased importance of memory in determining system performance. An increasing demand for greater system performance requires that electronics manufacturers increase the amount of memory incorporated into a system.

     Factors contributing to the growing demand for memory include growing unit sales of personal computers ("PCs") in the business and consumer market segments; increasing use of PCs to perform memory-intensive graphics tasks; increasingly faster microprocessors; the release of increasingly memory intensive software; and the increasing performance requirements of PCs, workstations, servers and networking and telecommunications equipment.

     Semiconductor memory products are segmented into three primary classes:
Dynamic Random Access Memory ("DRAM"), Static Random Access Memory ("SRAM") and non-volatile memory, such as Flash memory. DRAM typically is the large "main" memory of systems, SRAM provides higher performance and Flash memory and other non-volatile memory retain their contents when power is removed. In addition, within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices designed for application specific uses.

     The growing variety of memory components also drives demand for memory tester systems to test each of these memory module types.

The Dram Market

     Of the three primary classes of semiconductor memory, DRAM is used predominately in computers due to lower cost than SRAM and Flash memory and higher performance than Flash memory. Market demand for higher performance PCs and workstations and the increased shipments of high-throughput networking and telecommunications systems are creating a need for higher volumes of DRAM memory in electronic systems. IBM has estimated that PCs use 70% of all memory, and market researcher de Dios and Associates estimates that the average amount of memory shipped inside each PC will grow from less than 40 megabytes in first calendar quarter 1998 to 92 megabytes by the end of 2000.

     The Company believes that the near-term DRAM market will separate into segments for PC suppliers and other DRAM customers. PC customers are completing a migration to Synchronous DRAM ("SDRAM") technology and beginning an expected shift in 1999 to Direct Rambus-TM- technology. Popular among the architectures for other DRAM customers are Fast Page Mode ("FPM") and Extended Data Out ("EDO"), although the other DRAM customers tend to adopt the standards of PC suppliers over time. DRAM integrated circuits are undergoing a shift through 64 megabit ("Mbits") technology to 128 and even 256 Mbits and in operating voltages from 5.0 volts to 3.3 volts and less. The Company anticipates the number of distinct module types will increase over the next few years.

The Sram Market

     The market for SRAM typically is segmented into low power and high speed segments. Low power SRAM devices are used primarily in computing or electronics industry applications in which minimal power consumption is the top priority. Popular uses of low power SRAM devices include portable computers that rely on battery power.

     The primary market demand for high speed SRAM devices is to "buffer" fast system components from slower system components. In PCs, the most common use of SRAM devices has been as "cache" memory, which increases a system's performance and avoids having the increasingly faster microprocessor waiting on slower DRAM. Access rates of DRAMs are increasing relative to SRAMs in many cases, and the demand for cache memory has become limited to non-PC markets. SRAMs have become a solution of choice in many new telecommunications and datacommunications designs.

The Flash Memory Market

     Flash memory is a specialized non-volatile memory that can be updated similar to DRAM but retains its data after power has been turned off. The ability to update the contents of Flash memory is the main benefit relative to most other non-volatile memory devices, such as erasable programmable read only memory ("EPROM") devices, that makes Flash memory useful for containing software which is likely to need updating. Typical uses include Basic Input Output System ("BIOS") for PCs, control memory for the rapidly evolving market of thin client/network computer/Windows terminals, control programs for new types of computer peripherals and networking equipment and storage for portable computers, personal digital assistants and digital cameras. Consequently, the market for Flash memory is growing rapidly.

     Flash memory is often packaged in removable modules to meet the needs of portable applications. These modules vary widely for their target systems. There are many Flash memory architectures available in the market today,
which often are offered in multiple modes and voltages.   The number of Flash
memory configurations has proliferated widely.

Build to Order Module Segment

     The memory module market is segmented into off-the-shelf and custom components. Off-the-shelf modules often comply with industry standards and are available from multiple vendors. These are usually popular, high volume designs using DRAM memory which are used in desktop PCs, mobile computers, servers, network equipment and computer peripherals. These modules typically are sold directly to OEMs and to end users via computer resellers.

     Custom semiconductor memory modules meet the unique needs of OEM computer and electronic systems. The proliferation of memory device options has resulted in specialized semiconductor memory modules that are ideal for the performance of a particular system or a set of applications but are not available off the shelf. These custom modules typically are contracted from a few suppliers. The limited market for such modules often dictates BTO manufacturing in order to limit inventory risks.

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

     In August of 1998 market researcher Semico Research Corporation recognized a new class of module supplier which it called Module Manufacturers providing Engineering design and Test capabilities ("MMETs"). These new suppliers focus on supplying modules for OEMs and Semico has proclaimed them as the "successful" module supplier. The increasing trend toward BTO has driven both OEMs and semiconductor manufacturers to accept MMETs as a natural part of the supply chain for modules. As a result, the semiconductor manufacturers who provide memory components no longer dominate the manufacture of modules, often outsourcing production to MMETs while selling the modules under their own brand to major OEMs. The Company expects a continuing trend toward independent suppliers as it believes that semiconductor manufacturers do not have a business model in place which is suited to meet the needs of many large customers of custom semiconductor memory modules, including BTO support.

Memory Module Market

     Semiconductor memory modules ("modules") are small printed circuit board assemblies containing memory devices and support components. Many computer and electronic systems use modules to permit OEMs to more easily upgrade their systems and to increase flexibility by permitting different types of modules to configure one base system for multiple price or performance targets. Semiconductor memory modules are nearly always attached to a main system board in a daughter card fashion rather than directly to a computer system board, for reasons of upgradeability and flexibility. Memory modules permit OEMs to manufacture systems on a build-to-order basis by configuring the system after the customer's order is placed. The benefits of BTO for OEMs are faster announcement of new systems, increased customer satisfaction, reduced inventory risk and reduced costs. Semico Research Corporation estimates the market size for semiconductor memory modules in 1998 will be $14.8 billion worldwide.

     Modules typically are manufactured by leading semiconductor memory component companies and independent third party suppliers. Semiconductor manufacturers sell modules almost exclusively to OEMs. Third party manufacturers of modules supply product to two primary market segments: the OEM channel and the reseller channel. Third party suppliers to the OEM channel typically offer custom product, although some computer and peripheral OEMs use off-the-shelf modules. Third party suppliers to the reseller channel typically offer standard DRAM modules as an upgrade product sold through computer distributors and retail channels. Both semiconductor memory suppliers and independent third party module manufacturers are customers for module testers, and as such, represent both potential customers and competitors of the Company. The memory module tester market is described below under the heading "Memory Module Tester Market."

Memory Module Tester Market

     Memory module testers are important to assure that semiconductor memory modules meet the necessary specifications of performance. Memory module tester use typically is segmented into system manufacture and system aftermarket. System manufacture typically requires the manufacturer of the memory module to test its completed modules under the same demands as actual use. Most module manufacturers perform "at speed" testing of all modules with accurate testers. The Company believes that module tester buyers typically evaluate reliability, productivity, accuracy, advanced automation, software flexibility, service, customer support and price as purchase criteria. Significant new purchases of test capacity are likely due to changing architectures and strong growth of memory demand.

     The actual test for a module is unique to its design in terms of architecture, pinout, speed rating, voltage, organization and size and will use any of several common test algorithms. Therefore, the number of potential memory test configurations is much greater than the number of semiconductor memory modules. This makes test development a potentially costly task. The ability of a tester manufacturer to provide support for the development of low cost, accurate tests is a significant consideration in the buying decision.

     Module testing requirements for the system aftermarket typically are less robust. Memory additions to systems in use typically are already tested in accordance with the needs of system manufacturers and often may need only module identification to assure the correct module is being installed. Servicing of failed systems often requires limited testing of modules but typically does not require "at speed" testing. As a result, aftermarket module testing often needs less rigorous test capabilities but higher portability and lower cost than does module testing at the time of system manufacture.

Touch Sensor Market

     The touch sensor market is extremely broad since the sensor is capable of being utilized in switches used in many applications. Switches using touch sensor technology provide several customer benefits including low profile, high durability, low cost, easy customization and sealed, environmentally robust characteristics.

PRODUCTS AND SERVICES OF THE COMPANY

     The Company offers BTO services, designs and markets products consisting of semiconductor memory modules, designs and builds memory module testers and provides design services in conjunction with the licensing of its Touch sensor products. The Company's semiconductor memory modules include DRAM, SRAM and Flash memory. The Company offers custom semiconductor memory modules, as well as standard semiconductor memory modules that comply with industry standards established by the Joint Electronic Development Engineering Council ("JEDEC"). The Company's memory module testers are oriented for both system assembly and aftermarket purposes and include a broad line of test fixtures and test algorithm suites.

Comprehensive Logistics and Supply Solutions

     The Company offers BTO services for custom products under its CLASS program. CLASS is oriented toward building alliances with semiconductor suppliers and major computer and electronic manufacturers. The Company will assist these customers in achieving fast time-to-market for new products as well as rapid manufacturing cycle times. The Company will assist semiconductor suppliers to develop increased market share and help computer and electronic manufacturers to be faster to market, providing lower cost and more rapidly satisfying the needs of their customers.

     Specific functions of CLASS include design/development, quick-turn prototyping, assembly, test development, documentation, supply chain management, complete Electronic Data Interchange ("EDI") integration, support services and security/disaster recovery plan. The Company offers design expertise in memory and other product areas and is unique in maintaining its own commercial memory module test equipment capabilities.

Semiconductor Memory Modules

     The Company offers off-the-shelf memory modules under its own brand with its FOCUS program. The program is intended to add value to commodity like third party memory market by providing many of the benefits of the CLASS program to OEMs who are too small to receive direct support from semiconductor companies. These companies are interested in a consistent supply of modules they cannot get from the commodity market and are also interested in custom design and qualification services.

     The Company offers a wide line of DRAM semiconductor memory modules, including single in-line semiconductor memory modules ("SIMMs"), dual in-line semiconductor memory modules ("DIMMs") and small outline dual in-line semiconductor memory modules ("SO DIMMs"). The Company's DRAM modules are available in various configurations of up to 168 pins and densities of up to 512 MBytes. These modules are available in FPM, EDO, SDRAM and SGRAM architectures, with both 5.0 volt and 3.3 volt versions.

     The following chart summarizes the Company's more than 838 off-the-shelf DRAM module products:


 PRODUCT DESCRIPTION     TYPES                MODES           DENSITIES          PRIMARY USAGE
 168-pin PC100           x64/x72ECC           SDRAM           16MB-              Newest PCs, highend workstations
 Synchronous DIMM                                             256MB

 168-pin PC66            x64/x72ECC           FPM/EDO         16MB-              Newer PCs, servers, workstations, routers
 Synchronous DIMM                                             256MB

 168-pin PC100           x72ECC               SDRAM           32MB-              Newest highend servers
 Registered DIMM                                              512MB

 168-pin DIMM (buffered  x64/x72ECC           FPM/EDO         8MB-128MB          Legacy PCs, switches, routers, controllers
 or unbuffered)

 144-pin Synchronous     x64                  SDRAM           8MB-128MB          Newest notebooks, network PCs, set tops
 SO-DIMM

 144-pin SO-DIMM         x64                  FPM/EDO         8MB-64MB           Later notebooks, laptops and set tops

 72-pin SO-DIMM          x32                  FPM/EDO         4MB-32MB           Legacy laptops, notebooks ATMs

 72-pin SIMMs            X32/x36/x40          FPM/EDO         4MB-128MB          Legacy PC servers, routers and controllers

Memory Module Tester Products

     The Company's memory module testers are marketed under the DarkHorse brand name to utilize existing brand awareness. The tester line is oriented toward both module manufacturers for system assembly and aftermarket purposes. The SIGMA-3 tester is sold to module manufacturers who build leading edge SDRAM modules for the newest PC100 specification for personal computers and targets high volume production testing. The SIGMA-2 tester is designed for module manufacturers who need to perform "at speed" tests of older synchronous and asynchronous DRAM, SRAM, Flash memory and VRAM modules. It is aggressively priced relative to major competitors. The SIGMA-3 and SIGMA-2 are used widely by leading module manufacturers throughout the world.

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

     The DarkHorse testers have standard or optional capabilities to support the following types of products:

-    30 and 72 pin SIMMs for PCs -- Buffered 168 pin DIMMs for PCs
-    Registered 168 pin DIMMs for workstations and servers
-    Buffered 168 pin DIMMs for PCs
-    Unbuffered 168 pin DIMMs for PCs
-    Unbuffered 168 pin SDRAM DIMMs for PCs
-    144 pin SO DIMMs for certain proprietary notebook computers
-    144 pin JEDEC SO DIMMs
-    SOJ normal DRAM components
-    SOJ SRAM components
-    SOJ wide DRAM components
-    TSOP DRAM components
-    DIP SRAM components
-    Notebook docking adapters
-    60, 68 and 88 pin credit card semiconductor memory modules
-    VRAM upgrades
-    80 pin JEDEC Flash memory
-    Modules for Intel Corp. "COAST" architecture
-    Prototype development of proprietary test fixtures

     The Company differentiates its testers by targeting its tester features specifically for the purpose of testing specific types of memory products. The Company's testers are designed for comparable performance at lower prices relative to general purpose testers offered by HP and Advantest.

Touch Sensor Products

     Tanisys Touch is a proprietary technology which the Company attempts to protect by patents, copyrights and trademarks, and is available for licensing to third parties for incorporation into their products. The Company licenses Tanisys Touch to OEMs which embed it into various products as a robust switching mechanism. The touch sensor market is primarily an alternative to a variety of switch technologies such as mechanical switches, membrane switches and bubble switches.

     Some advantages of Tanisys Touch relative to alternative switch technologies are no moving parts, high reliability, ability to work through most plastics, easy customization, ability to work on multiple materials and low cost. Relative to other vendors' touch implementations, Tanisys Touch does not need reference capacitors, analog-to-digital converters or multiple electrodes. Instead, the Company's proprietary technology is designed to be a reliable, simple, low cost touch implementation, and the Company intends to position these advantages against alternative switch technologies.

CUSTOMERS, SALES AND MARKETING

     The Company's primary customers include semiconductor manufacturers, computer and electronics OEMs, memory module and electronic contract manufacturers, and distributors. In fiscal 1998 and 1997, the Company's ten largest customers accounted for approximately 74.4% and 53.2% of net sales, respectively. During fiscal 1998, the Company had two customers, Siemens AG and LG Semicon which accounted for 27.4% and 14.1% of the Company's net sales, respectively. In fiscal 1997, one customer, Tandy Corporation, accounted for 11.7% of net sales.

     The Company primarily sells its module products directly and through a network of independent sales representative organizations to OEM customers worldwide. The Company sells the majority of its tester products directly to other module manufacturers and sells a portion through distribution partners and independent sales representative organizations. Licensing of Tanisys Touch is through licensing agreements with customers.

     The Company maintains relationships with leading global suppliers of memory semiconductor devices and frequently works jointly with these suppliers in quoting customer opportunities.

     The Company's OEM marketing activities include advertising in trade and business magazines, direct mail and solicitation via the Company's Internet web site.

     Sales generally are made against standard customer purchase orders. The Company's backlog generally includes those customer orders for which it accepted purchase orders and planned shipment dates within the next year. Backlog is not an indicator of future sales, and orders in the backlog are subject to change in delivery terms or even cancellation. Accordingly, there is no assurance that current backlog will lead to future sales. The Company's total backlog was $4.5 million and $2.4 million at fiscal 1998 and 1997 year end, respectively.

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

     The Company's management believes that its Tanisys Touch technology has been developed to a viable commercial level and that the next step is introduction of consumer products utilizing Tanisys Touch into the marketplace by OEMs. Support continues to be provided to OEMs in the appliance industries toward this end.

     The Company's research and development expenses were $2.8 million in fiscal 1998, $2.6 million in fiscal 1997 and $1.1 million in fiscal 1996.

Competition

     The memory module and memory test equipment industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Samsung Electronics Company Limited ("Samsung") and Micron Electronics, Inc. (a subsidiary of Micron Technology, Inc.). The Company also competes with independent memory module manufacturers, including Smart Modular Technologies, Inc. and Kingston Technology, Inc. In the memory tester market, the Company competes primarily with companies such as HP, and Advantest. Competition for the Company's CLASS business of manufacturing services includes SCI Systems, Inc., Celestica, Inc., Smart Modular Technologies, Inc. and Avex Electronics, Inc. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In some cases the Company's tester customers represent direct competition to the Company's memory module business. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

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

Intellectual Property

     The Company has filed the following applications with the U.S. Patent and Trademark Office for patents to protect its intellectual property rights in products and technology that have been developed or are under development:

     NESTED LOOP METHOD OF IDENTIFYING SYNCHRONOUS MEMORIES. Issued as U.S. Patent 5,812,472 on September 22, 1998. The patent describes how to automatically identify a synchronous memory module configuration using a table-based method with nested loops.

     COMPUTER INPUT DEVISE FOR USE IN CONJUNCTION WITH A MOUSE INPUT DEVICE. Issued as U.S. Patent 5,831,597 on November 3, 1998. The patent describes the use of a computer input device used in conjunction with a mouse input device.

     CAPACITANCE SENSITIVE SWITCH AND SWITCH ARRAY. Issued as U.S. Patent 5,508,700 on April 16, 1998. The patent describes a broad range of applications for capacitance sensitive touch technology covering hardware, firmware, software and methods of operations.

     CAPACITIVE SENSITIVE SWITCH METHOD AND SYSTEM. Serial number 08/935,468 filed September 1997. This patent application deals with simultaneous measurement of multiple touch sensors.

     SYNCHRONOUS MEMORY TEST SYSTEM. Serial number 08/895,307 filed July 1997, divided July 1998. This patent application describes the operation of the Sync-LC memory tester.

     SYNCHRONOUS MEMORY IDENTIFICATION SYSTEM. Serial Number 08/895,550 filed July 1997. This patent application describes additional applications for the use of table-based method with nested loops to automatically identify a synchronous memory module configuration.

     PARAMETRIC TEST SYSTEM AND METHOD.   Serial Number 09/033,285 filed
March 1998. This patent application describes a method for performing a leakage test more quickly.

     CONTACT TEST METHOD AND SYSTEM FOR MEMORY TESTERS. Serial Number 08/932,958 filed March 1998. This patent application describes a contact test for determining pin-to-pin and ground shorts, as well as opens for memory modules.

     MICROSEQUENCER FOR MEMORY TEST SYSTEMS. Serial Number 09/033,363 filed March, 1998. This patent application discusses the sequencer function in Sigma 3 tester with emphasis on exception handling and timing set compression through use of VLIW instructions.

     PROGRAMMABLE PULSE GENERATOR. Serial Number 09/032,968 filed March 1998. This patent application describes the PPG operation in the Sigma 3 tester.

     TESTER SYSTEMS. Serial Number 09/033,364 filed March 1998. This patent application describes the code generation for Sigma 3.

     SYNCHRONOUS MEMORY TESTER. Division of Serial Number 08/895,307 filed July 1997, divided July 1998. This division patent application describes the operation of the SyncLC memory tester.

     SYNCHRONOUS MEMORY TEST METHOD. Division of Serial Number 081895,307 filed July 1997, divided July 1998. This division patent application describes the method of operation of the SyncLC memory tester.

     METHOD AND SYSTEM FOR IDENTIFYING A MEMORY MODULE CONFIGURATION. Filed November 1998. This patent application describes a speedier approach for identifying memory modules.

     METHOD AND SYSTEM FOR TESTING RAMBUS MEMORY MODULES. This patent application which will replace the provisional application with Serial Number 60/097,894 describes a low cost method of testing Rambus Memory Modules.

     There can be no assurance that the pending patent applications will be approved or approved in the form requested. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on patent protection. In addition, the Company attempts to protect its intellectual property rights through trade secrets, copyrights, trademarks and a variety of other measures, including non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that its intellectual property rights can otherwise be protected meaningfully. There can be no assurance that patents will issue from pending or future applications or that if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage. Furthermore, there can be no assurance that third parties will not develop similar products, duplicate the Company's products or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

EMPLOYEES

     At September 30, 1998, the Company had 199 full-time employees. Those employees included 23 engineering and product development employees, 35 finance and administration employees, 20 employees in the sales, marketing, technical and customer support areas, and 121 manufacturing employees.

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

FACTORS THAT AFFECT FUTURE RESULTS

     The Company's business, financial condition and results of operations can be impacted by a number of factors. See "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Factors That May Affect Future Results."


ITEM 2.   PROPERTIES

     At December 21, 1998, the Company leased and occupied facilities in the U.S. and Scotland totaling 64,176 square feet. The Company occupied approximately 39,176 square feet of space for its U.S. production facility and corporate and administrative offices at 12201 Technology Boulevard, Suite 125, Austin, Texas, pursuant to a lease which expires on August 15, 2000. The Company has the right to terminate the lease anytime after August 31, 1998 upon sixty days' advance written notice. The lease has certain expansion options, renewal options and rights of first refusal. The Company currently is paying annual rental of approximately $308 thousand, plus a pro rata charge for property taxes, common area maintenance and insurance.

     The Company leases and occupies approximately 25,000 feet of space for its European production facility and corporate administrative offices at 2 Bell Drive, Hamilton International Technology Park, Blantyre G72 OFB,
Scotland U.K. pursuant to a lease which expires in April 2013 and is paying an annual rental rate of approximately $231,548. The lease is subject to rate reviews at five-year intervals.

     The Company will need additional U.S. facilities within the next 12 months and is presently considering alternatives for expansion and relocation.

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

     The table below sets forth the high and low closing prices of the Common Stock from October 1, 1996 through May 22, 1997, as reported by the VSE, and from May 23, 1997 to December 21, 1998, as reported on the Nasdaq SmallCap Market. These price quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                  COMMON STOCK
                                                  ------------
          QUARTER ENDED                       HIGH            LOW
          -------------                       ----            ---
          FISCAL 1997:
          December 31, 1996                  $6.25           $3.50
          March 31, 1997                      5.35            2.75
          June 30, 1997                       4.50            2.87
          September 30, 1997                  5.56            4.06

          FISCAL 1998:
          December 31, 1997                  $4.13           $2.00
          March 31, 1998                      4.50            2.38
          June 30, 1998                       3.16            2.25
          September 30, 1998                  2.56            1.50

          FISCAL 1999:
          Through December 21, 1998          $2.13           $1.41

STOCKHOLDERS

     On September 30, 1998, there were 20,799,714 shares of Common Stock outstanding held by 314 holders of record. The last reported sales price on the Common Stock on December 21, 1998 was $1.88 (rounded) per share.

DIVIDENDS

     On September 30, 1998, the Company declared and issued a dividend of 40,000 shares of Common Stock to the holders of record of its 5% Series A Convertible Preferred Stock. The Company has not declared or paid any dividends with respect to the Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company's business. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenue and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends at any time in the future. In addition, at this time the Company's bank borrowings prohibit the payment of cash dividends.

PRIVATE PLACEMENTS

     On June 30, 1998, the Company entered into a Convertible Stock Purchase Agreement with an accredited investment group. The Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), for $10,000 per share, with offering costs of approximately $460,000. The Series A Stock is convertible into the Company's no par value common stock ("Common Stock") at the option of the holder beginning 90 days after the June 30, 1998 closing date. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price. The Series A Stock also provides certain mandatory redemption rights which are triggered upon the occurence of certain events. Attached to the Series A Stock were warrants to purchase 199,999 shares of Common Stock at $3.00 per share. The warrants are currently exercisable and have a term of four years. The Company believes that the sale of the Series A Stock was exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act. The underlying Common Stock has been registered under the Securities and Exchange Commission Form S-3 effective August 13, 1998. The net proceeds from this offering were used as working capital for the Company. These uses of net offering proceeds were made in the form of direct or indirect payments to others.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from the consolidated financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports included elsewhere herein.

     On May 21, 1996, the Company acquired 1st Tech Corporation and Darkhorse Systems, Inc. The acquisitions were accounted for using the purchase method, resulting in total goodwill of $7.2 million to be amortized over a two-year period. The results of operations have been included in the consolidated financial statements since the acquisition date.

     The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements.


(In Thousands, except per share data)              FISCAL YEARS ENDED SEPTEMBER 30,
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
  Net sales                                $33,146    $47,674    $14,989      $359       $113
  Net loss                                  (8,548)   (10,114)    (3,684)   (2,445)    (1,972)
  Goodwill Amortization Expense             (2,092)    (3,585)    (1,494)       N/A        N/A

  Net loss applicable to common
    stock per share                          (0.44)     (0.58)     (0.31)    (0.29)     (0.30)
  Total assets                              15,913     17,232     17,463     1,613      2,295
  Long term debt                               755         81        123         0          0
  Mandatorily redeemable convertible
    preferred stock                          2,390         -         -         -          -



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 1998, 1997 and 1996. It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30. (See quote "Business - Forward Looking Statement - Cautionary Statements.)

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

     The Company's gross margin as a percent of net sales increased 2.5% in fiscal 1998 over fiscal 1997 while its sales and gross margins decreased due to the Company's emphasis of its CLASS program that supports BTO programs of major semiconductor manufacturers and OEMs. The CLASS program reduces net sales and cost of sales by removing the cost of the semiconductor chip, which is the highest cost component in a memory module. Revenues declined to $33.1 million in fiscal 1998 from $47.7 million in fiscal 1997 as the company's off-the-shelf and turnkey memory products declined from 80.7% of net revenues in fiscal 1998 to 41.7% of net revenues in fiscal 1997.

     Management believes that revenues and gross profits will increase in future periods but could fluctuate due to changes in supply of memory chips, which dramatically impacts the prices of the Company's products;
the continuing fluctuations in the cost of memory and components; the fact that many of the Company's competitors are better capitalized and can purchase inventory in sufficient quantities to obtain more favorable pricing and other factors, including changes in pricing by suppliers and competitors and changes in the proportion of contract manufacturing done, where the customer consigns the material,versus manufacturing on a turnkey basis, where the Company purchases the necessary materials.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company expressed as a percentage of net sales for the years ended September 30, 1998, 1997 and 1996:

                                          1998           1997            1996
                                          ----           ----            ----
 Net sales                                100.0%         100.0%          100.0%
 Cost of goods sold                        84.5           87.0            84.5
                                          ------         ------          ------
 Gross profit                              15.5           13.0            15.5
 Operating expenses:
    Research and development                8.4            5.4             7.2
    Sales and marketing                     8.4            6.4             7.9
    General and administrative             13.2            7.6            12.9
    Depreciation and amortization           8.5            8.8            11.7
    Bad debt expense                        1.2            4.7             0.3
                                          ------         ------          ------
 Total operating expenses                  39.7           32.9            40.0
                                          ------         ------          ------
 Operating loss                           (24.2)         (19.9)          (24.5)
 Other expense, net                        (1.6)          (1.3)           (0.2)
                                          ------         ------          ------
 Net loss                                (25.8%)        (21.2%)         (24.7%)
                                          ------         ------          ------
                                          ------         ------          ------


NET SALES

     Until the acquisitions of 1st Tech and DarkHorse on May 21, 1996, net sales consisted of software sales, less returns and discounts, and design engineering fees. After the acquisitions, net sales consist of custom manufacturing services, custom semiconductor memory modules, standard semiconductor memory modules, design engineering fees, memory module test solutions and advanced technology services, less returns and discounts. Net sales decreased to $33.1 million in fiscal 1998 from $47.7 million in fiscal 1997, a decrease of 30.5%. The decrease in fiscal 1998 is due primarily to the changes in the Company's product mix. The Company is presently emphasizing its CLASS program whereby the semiconductor memory chips used in this program are supplied by the customer, which reduces net sales and cost of sales by removing the cost of the semiconductor chip, which is the highest cost component in a memory module. Off-the-shelf and turnkey semiconductor memory modules which include the price of the semiconductor memory chips, declined as a percent of total net sales in fiscal 1998 to 41.7% from 80.7% in fiscal 1997. The Company expects this trend to continue in fiscal 1999 as its CLASS program expands.

     Net sales for fiscal 1997 increased 218.1% to $47.7 million from $15.0 million in fiscal 1996. The increases in fiscal 1997 were primarily due to the acquisitions of 1st Tech and DarkHorse and, to a lesser degree, to increases in sales volume in both the memory and tester product lines.

COST OF SALES AND GROSS PROFIT

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit decreased to $5.1 million in fiscal 1998 from $6.2 million in fiscal 1997. Gross profit margin increased to 15.5% in fiscal 1998 from 13.0% in fiscal 1997. The decrease in gross profit, as well as the increase in gross profit margin, was due primarily to the transition to the CLASS program and the continuing decline in the cost of raw materials, as described in Net Sales above.

     In fiscal 1997, gross profit increased to $6.2 million from $2.3 million in fiscal 1996. Gross profit margin decreased to 13.0% in fiscal 1997 from 15.5% in fiscal 1996. The increase in gross profit and the decrease in gross profit margin were primarily due to the acquisitions of 1st Tech and DarkHorse and the dramatic change in the product mix caused by the acquisitions.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $2.8 million in fiscal 1998 from $2.6 million in fiscal 1997, representing an increase of 7.0%. The increase was primarily due to the development of new tester products. Research and development expenses are expected to remain approximately the same in terms of absolute dollars and to decrease as a percentage of revenues as growth in revenues occurs.

     Research and development expenses increased 140.2% to $2.6 million in fiscal 1997 from $1.1 million in fiscal 1996. The significant increase is due to the acquisitions of the additional product lines of 1st Tech and DarkHorse and the related research and development expenditures, and the development of new memory module products and new tester products.

SALES AND MARKETING

     Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses decreased to $2.8 million in fiscal 1998 from $3.0 million in 1997. Sales and marketing expenses expressed as a percentage of revenues in fiscal 1998 and 1997 were 8.4% and 6.4%, respectively. The decrease in sales and marketing expenses and the increase in expenses expressed as a percentage of revenues relate directly to decreased revenues in fiscal 1998. Sales and marketing expenses are expected to increase significantly in terms of absolute dollars and to decrease as a percentage of revenues in future periods.

     Sales and marketing expenses increased to $3.0 million in fiscal 1997 from $1.2 million in fiscal 1996. Expressed as a percentage of revenues, sales and marketing expenses were 6.4% in 1997 and 7.9% in 1996. The increase in sales and marketing expenses is a direct result of the acquisition of 1st Tech and DarkHorse product lines. The decreases in expenses expressed as a percentage of revenues are caused primarily by the significant increases in revenues related to the acquisitions of 1st Tech and DarkHorse.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. In fiscal years 1998 and 1997, general and administrative expenses increased to $4.4 million from $3.6 million, a 22.2% increase. General and administrative expenses expressed as a percentage of revenues were 13.2% and 7.6% in fiscal years 1998 and 1997, respectively. The increase in actual funds expended in fiscal 1998 is due primarily to the additional expenditures related to the Company's Scotland facility. The increase in expenses expressed as a percentage of revenues is a result of decreased revenues. The absolute dollar expenses associated with the general and administrative area are expected to increase at a much slower pace than revenues in future periods with the anticipated continued growth in business activity. The general and administrative expenses are expected to decline in future periods when expressed as a percentage of sales.

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

BAD DEBT EXPENSE

     Bad debt expense consists of amounts charged to expense because of trade accounts receivable becoming uncollectible. The Company's method of accounting for bad debts is to use historical actual expenses to estimate the amount of current sales which will be uncollectible and provide for them by creating an allowance which is netted against the trade accounts receivable. The Company writes off amounts related to specific accounts as the collection of these accounts becomes questionable. For fiscal 1998, the amount charged to bad debt expense was $387 thousand compared to $2.2 million for fiscal 1997. The decrease in bad debts is directly attributable to the Company's change in customer base.

     For fiscal 1997, the amount charged to bad debt expense was $2.2 million, compared to a total of $46 thousand for fiscal 1996. The increase in fiscal 1997 bad debt expense is primarily due to a $1.7 million bad debt expense for one customer and to increased sales in conjunction with the acquisitions of 1st Tech and DarkHorse.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "Cost of Sales" and the amortization of intangibles, including goodwill incurred in the May 1996 acquisitions of 1st Tech and DarkHorse. Depreciation and amortization decreased to $2.8 million in fiscal 1998 from $4.2 million in fiscal 1997. The decrease is due primarily to the completion of amortization in April 1998 of goodwill relating to the acquisitions of 1st Tech and DarkHorse. Depreciation and amortization is expected to increase slightly in terms of absolute dollars and decrease significantly as a percentage of revenues as growth in revenues occurs.

     In fiscal years 1997 and 1996, depreciation and amortization increased to $4.2 million from $1.7 million. This significant increase is due primarily to the amortization of goodwill recorded in conjunction with the acquisitions of 1st Tech and DarkHorse and to the depreciation of the acquired assets of 1st Tech and DarkHorse.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a revolving credit note. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. The Company incurs net interest expense in order to maintain balances of inventories and accounts receivable. Other income (expense) decreased to $542 thousand of expense in fiscal 1998 from $616 thousand of expense in fiscal 1997. The decrease in other income (expense) is primarily due to a decrease in short-term borrowings on the revolving credit note. The Company expects to continue to require borrowings to fund growth in accounts receivable, inventory and capital equipment in the future and therefore expects net interest expense to increase.

     Other income (expense), increased to $616 thousand of expense in fiscal 1997 from $30 thousand of expense in fiscal 1996. The Company had no debt and earned interest on its available cash until its May 21, 1996 acquisitions of 1st Tech and DarkHorse. Thereafter, the Company incurred net interest expense due to the increased balances of inventories, accounts receivable, and borrowings.

PROVISION FOR INCOME TAXES

     For the years ended September 30, 1998, 1997 and 1996, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $5.3 million, $6.0 million and $1.8 million and for non-U.S. income tax purposes of approximately $369 thousand, $-0- and $-0-, respectively. The loss carryforwards begin to expire in 2011. At September 30, 1998 and 1997, the Company had temporary differences resulting in future tax deductions of approximately $756 thousand and $513 thousand, respectively, principally representing tax basis in accrued liabilities and reserves. Deferred income tax assets from the loss carryforwards and asset basis differences aggregate approximately $6.9 million and $4.6 million, at September 30, 1998 and 1997, respectively.

     For financial reporting purposes, a valuation allowance of $6.9 million and $4.7 million at September 30, 1998 and 1997, respectively, has been recorded to offset the deferred tax assets due to uncertainty as to whether the benefits will be realized.

     The availability of the net operating loss carryforwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforwards due to Internal Revenue Service ("IRS") Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company believes that the IRS Code Section 382 limitation did not exist at September 30, 1998 and if triggered, the consequence is expected to have no material impact on the Company's consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception the Company has utilized the funds acquired in equity financings of its Common Stock, in the exercise of warrants, exercise of stock options, capital and operating leases, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. For fiscal 1998, the Company generated $1.7 million in net cash from financing activities versus $9.2 million in fiscal 1997. The $1.7 million in fiscal 1998 consisted of $3.9 million from Common Stock sales, exercise of warrants and options and issuance of preferred stock less payments of approximately $2.2 million on revolving credit and capital lease obligations. At September 30, 1998, the Company had $253 thousand of cash, $154 thousand of restricted cash and a negative working capital of ($2.9) million. The negative working capital is primarily attributable to approximately $3.1 million of short-term liabilities for equipment purchases for which the Company is attempting to obtain long-term financing. Restricted cash represents customer payments deposited into the Company's lockbox account but not yet transferred to pay down the Company's line of credit.

     On November 2, 1998, the Company completed a private placement of $2 million of debt with warrants.

     Capital expenditures totaled $5.5 million and $1.5 million in fiscal years 1998 and 1997, respectively. These capital expenditures were primarily for the purchase of enterprise manufacturing equipment, test equipment, expansion of manufacturing facilities and upgrades to enterprise information systems. The Company expects to fund capital expenditures of approximately $13.2 million in fiscal 1999 for additional manufacturing capacity, test equipment and expansion of manufacturing facilities through working capital, operating leases and capital leases.

     The Company believes that its existing funds, anticipated cash flows from operations, amounts available from future vendor credits, bank borrowings, capital and operating leases and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months at the projected level of operations. However, should there be a significant increase in sales above projected levels which requires additional investments in equipment, inventory and accounts receivable, the Company would be required to obtain additional funding through debt and rely upon a future equity offering or offerings for such funding. There is no assurance that the Company would be able to locate debt funding or that it would be successful in its attempts to raise a sufficient amount of funds in an equity offering or offerings. The Company's inability to raise needed funds to meet its projected level of operations or increase above current projections could have a material adverse effect on the Company.

INTERNATIONAL SALES

     International sales accounted for 12.2% and 3.5% of net sales in fiscal 1998 and 1997, respectively. The Company anticipates that international sales will increase in future periods and will account for an increasing portion of net sales. In February 1998, the Company's wholly owned subsidiary, Tanisys (Europe) Ltd., commenced operations in Scotland. As a result, an increasing portion of the Company's sales will be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the U.S. or other countries. Because sales of the Company's products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rigts under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT CUSTOMER CONCENTRATION

     A significant percentage of the Company's net sales are produced by a relatively small number of customers. In fiscal 1998 and 1997, the Company's ten largest customers accounted for approximately 74.4% and 53.2% of net sales, respectively. During fiscal 1998, the Company had two customers, Siemens AG and LG Semicon, which accounted for 27.4% and 14.1% of the Company's net sales, respectively. In fiscal 1997 one customer, Tandy Corporation, accounted for 11.7% of net sales. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in fiscal 1998 will continue to utilize the Company's products or services. Absent replacement or other sales growth, the loss of any significant customer could materially and adversely affect the Company's result of operations, business and financial condition. The actual customers producing the sales are different between the two periods, and the Company expects this type of variation in volume of purchases from a particular customer to continue.

     The Company, in general, has no firm long-term volume commitments from its customers and generally enters into individual purchase orders and agreements with non-binding forecasts. Customer purchase orders and forecasts are subject to change, cancellation or delay with little or no consequence to the customer. Therefore, the Company has experienced such changes and cancellations and expects to continue to do so in the future. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. The Company's business, financial condition and results of operations will depend significantly on its ability to obtain purchase orders from existing and new customers, upon the financial condition and success of its customers, the success of customers' products and the general economy. Factors affecting the industries of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE UPON INDEPENDENT SHIPPING COMPANIES

     The Company relies heavily on arrangements with independent shipping companies for the delivery of its products. In order to meet customer demand, products are shipped from suppliers through independent shipping companies. Currently, Federal Express ("FedEx") and Airborne Express ("Airborne") deliver the substantial majority of the Company's products to its customers. The termination of the Company's relationship with FedEx and/or Airborne, or the failure of one or more other independent shipping companies to deliver products from suppliers to the Company or products from the Company to its customers, could have a material adverse effect on the Company's business, financial condition or results of operations. For instance, another employee work stoppage at United Parcel Service or an employee work stoppage or slow-down at one or more independent shipping company could materially impair the shipping company's ability to perform the services required by the Company. There can be no assurance that the services of these independent shipping companies will continue to be available to the Company on terms as favorable as those currently available or that these companies will choose or be able to perform the required shipping services for the Company.

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

     The market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1998, there were significant declines in DRAM and SRAM semiconductor prices. Because approximately 42% of the Company's net sales are attributable to the resale of semiconductor memory devices, future price declines could have a material adverse effect on the Company's business, financial condition and results of operations.

INTENSE COMPETITION; LIMITED BARRIERS TO ENTRY

     The memory module and memory test equipment industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Samsung and Micron Electronics, Inc. (a subsidiary of Micron Technology, Inc.). The Company also competes with independent memory module manufacturers, including Smart Modular Technologies, Inc. and Kingston Technology, Inc. In the memory tester market, the Company competes primarily with companies such as HP and Advantest. Competition for the Company's CLASS business of manufacturing services includes SCI Systems, Inc. and Avex Electronics, Inc. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In some cases the Company's tester customers represent direct competition to the Company's memory module business. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

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

     In addition, barriers to entry in certain of the markets in which the Company operates are limited, and there can be no assurance that existing or new competitors will not develop products or provide services that are superior to the Company's products or services or achieve greater market acceptance.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. Aside from fluctuations typically resulting from the different products and customer mix associated with acquisitions, the primary factors that have affected and may in the future affect the Company's results of operations include the loss of a principal customer or customers or the reduction in orders from a customer due to excess product inventory accumulation by such customers, adverse changes in the mix of products sold by the Company and the inability to procure required components. Other factors that may affect the Company's results of operations in the future include fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, and manufacturing inefficiencies associated with the startup of new product introductions. In addition, the Company's operating results may be affected by the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or reschedulings of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in the Company's targeted markets, and expenses associated with acquisitions. In particular, declines in DRAM, SDRAM and SRAM semiconductor prices could affect the valuation of the Company's inventory which could result in adverse changes in the Company's business, financial condition and results of operations.

     The Company's net sales and gross margin have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's existing products have declined in the past, and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1998, 1997 and 1996, the selling prices of the Company's existing products declined due to significant declines in DRAM, SDRAM and SRAM semiconductor prices. Moreover, during fiscal 1999 there could be further declines in the prices of certain of the Company's existing products due to further declines in certain DRAM and SDRAM semiconductor prices. Because a substantial portion of the Company's turnkey and off-the-shelf sales are attributable to the resale of semiconductor devices, continued decline in the prices of these components could have a material adverse effect on the Company's net sales. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe.

     Sales of the Company's individual products and product lines toward the end of a product's life cycle typically are characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. The Company could experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that the Company manufactures products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product selling prices or decreasing demand, the Company could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, the Company has had to write-down and write-off excess or obsolete inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially and adversely affected.

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

HISTORY OF LOSSES; UNCERTAIN PROFITABILITY

     The Company has experienced operating losses since inception. At September 30, 1998, the Company had an accumulated deficit of approximately $29 million.

     In the future, the Company expects to have increased cash outflow requirements as a result of expenditures related to the expansion of sales and marketing activity, expansion of manufacturing capacity, and possible investment in or acquisition of additional complementary products, technologies or businesses. The cash needs of the Company have changed significantly as a result of the acquisitions completed during 1996 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE

     The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's product development programs; the resources required to protect the Company's intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds also may be used for the acquisition of businesses, products and technologies that are complementary to those marketed by the Company. Consequently, although the Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least 1999, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all. Holders of the Series A Stock have certain rights of first refusal until approximately June 30, 1999 with respect to certain future equity financings of the Company. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. In addition, the number of shares of Common Stock issuable upon the conversion of the Series A Stock is subject to adjustment upon the occurrence of certain events. Such adjustments may be dilutive to stockholders and may inhibit the Company's ability to consummate additional equity financings.

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

     The Company anticipates that future demand for its products will require expansion of its current operations and the addition of new production lines in the future. It also anticipates that it will be required to move to a larger facility. Should the Company's relocation to this facility be delayed or should the Company experience any unexpected disruptions associated with this transition, the Company's results of operations could be materially and adversely affected. There can be no assurance that any such expansion will be completed successfully.

RAPID TECHNOLOGICAL CHANGE

     The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market is currently transitioning from fast page mode and EDO memory to SDRAM. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in delayed market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON AVAILABILITY, RECRUITMENT AND RETENTION OF TECHNICAL PERSONNEL

     The Company depends upon its ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet the Company's own personnel needs and the technical requirements of its clients. Competition for individuals with proven technical skills is intense. The computer industry in general experiences a high rate of attrition of such personnel. The Company competes for such individuals with competitors, providers of outsourcing services, temporary personnel agencies, computer systems consultants, customers and potential customers. Many large competitors have announced extensive campaigns to hire additional technical personnel. Competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many computer component manufacturers. Failure to attract and retain sufficient technical personnel would have a material adverse effect on the Company's business, operating results and financial condition.

RISKS CONCERNING YEAR 2000

     The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. The Company has assessed its Year 2000 requirements and believes that the resources required to make its major computer systems and programs Year 2000 compliant are immaterial. The Company, however, could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers and others with which the Company does business fail to address the Year 2000 problem successfully. There can be no assurance that the Year 2000 problem, if experienced by such third parties, will not have a material adverse effect upon the Company's business, operating results and financial condition.

     Many companies may need to modify or upgrade their information systems to address the Year 2000 problem. The effects of this issue and of the efforts by other companies to address it are unclear. The Company believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase services and products such as those offered by the Company.

     The above year 2000 disclosure constitutes a "Year 2000 Rediness Disclosure" as defined in the The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's year 2000 readiness.

LIMITED OPERATING HISTORY

     Although the Company has been in existence since 1984, its current operations have been in place only since its acquisitions of 1st Tech and DarkHorse in 1996. Accordingly, the Company is still in many respects subject to certain risks and uncertainties inherent in a new enterprise, including limited capital and other resources, reliance on key personnel, operating in a highly competitive environment, inability to develop long-term relationships with its customers, suppliers and lenders, lack of name recognition, higher overhead costs, and difficulty in addressing unanticipated problems, delays and expenses.

UNCERTAINTY REGARDING PROTECTION OF PROPRIETARY RIGHTS

     In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. While there is currently no pending intellectual property litigation involving the Company, the Company may from time to time be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by third parties. There can be no assurance that third parties will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company attempts to protect its intellectual property rights through a variety of measures, including non-disclosure agreements, trademarks, trade secrets and to a lesser extent, patents and copyrights. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights.

EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET; LACK OF LIQUIDITY OF LOW PRICED STOCKS

     If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market, its securities could be subject to delisting. The Nasdaq Stock Market recently announced increases in the quantitative standards for maintenance of listings on the Nasdaq SmallCap Market. The revised standards for continued listing, which became effective in February 1998, include maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. Although the Company is currently in compliance with the new Nasdaq SmallCap Market continued listing requirements, no assurances can be given that the Company will be able to maintain such compliance in the future. In the event the Company is unable to satisfy the continued listing requirements, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock likely would be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

     In addition, if the Common Stock were to become delisted from trading on the Nasdaq SmallCap Market and the trading price of the Common Stock were below $5.00 per share, trading in the Common Stock also would be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq or other national equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Common Stock, which could severely limit the market liquidity of Common Stock and the ability of purchasers in this offering to sell their shares of Common Stock in the secondary market.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the pages indicated.


     CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 1998 AND 1997
     AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996:
          Report of Independent Public Accountants . . . . . . . . . . . . . .   33
          Consolidated Balance Sheets at September 30, 1998 and 1997 . . . . .   34
          Consolidated Statements of Operations for the Years
              Ended September 30, 1998, 1997 and 1996. . . . . . . . . . . . .   35
          Consolidated Statements of Stockholders' Equity for the
              Years Ended September 30, 1998, 1997 and 1996. . . . . . . . . .   36
          Consolidated Statements of Cash Flows for the Years
              Ended September 30, 1998, 1997 and 1996. . . . . . . . . . . . .   37
          Notes to the  Consolidated Financial Statements. . . . . . . . . . .   38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

Austin, Texas
October 30, 1998

                                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                                       1998                 1997
---------------------------------------------------------------------------------------------------------------------
     ASSETS
Current assets:
  Cash and cash equivalents                                                           $253,107          $1,990,017

  Restricted cash                                                                      154,271           1,539,448
  Trade accounts receivable, net of allowance of $406,936 and
    $180,157, respectively                                                           4,206,919           3,519,369
  Inventory                                                                          3,224,671           4,489,050
  Prepaid expenses and other                                                           643,398             376,413
---------------------------------------------------------------------------------------------------------------------
     Total current assets                                                            8,482,366          11,914,297
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation and amortization of
  $3,053,548 and $1,730,832, respectively                                            6,751,800           2,539,324
Goodwill, net of accumulated amortization of $7,170,998 and
  $5,079,457, respectively                                                                   -           2,091,541
Other noncurrent assets                                                                679,134             686,796
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $15,913,300         $17,231,958
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $4,648,129          $3,842,085
   Accrued liabilities                                                               4,177,286             710,189
   Revolving credit note                                                             2,266,260           4,172,516
   Obligations under capital lease, current portion                                    262,171              75,951
---------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                     11,353,846           8,800,741
---------------------------------------------------------------------------------------------------------------------
Obligations under capital lease,  long-term portion                                    754,751              81,114
---------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                             12,108,597           8,881,855
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 7)
---------------------------------------------------------------------------------------------------------------------
Mandatorily redeemable convertible preferred stock:
   5% Series A Convertible Preferred Stock, $1 par value, 400 shares
   authorized, 400 and -0- shares issued and outstanding, respectively               2,390,475                   -
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, no par value, 50,000,000 shares authorized,
   20,799,714 and 20,334,714 shares issued and outstanding, respectively            29,114,774          28,599,524
   Additional paid-in capital                                                        1,687,312                   -
   Foreign translation adjustment                                                      (2,625)                   -
   Accumulated deficit                                                            (29,385,233)        (20,249,421)
---------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                      1,414,228           8,350,103
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                         $15,913,300         $17,231,958
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
 STATEMENTS.

                                       TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE YEAR ENDED
                                                                                            SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1998                     1997                        1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $33,146,014             $47,673,950                $14,988,946
Cost of goods sold                                                    27,999,535              41,479,865                 12,660,900
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                           5,146,479               6,194,085                  2,328,046
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                            2,774,469               2,593,866                  1,079,927
   Sales and marketing                                                 2,771,028               3,044,052                  1,177,214
   General and administrative                                          4,390,809               3,632,895                  1,930,204
   Depreciation and amortization                                       2,828,790               4,190,583                  1,748,063
   Bad debt expense                                                      386,868               2,230,808                     46,393
------------------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                        13,151,964              15,692,204                  5,981,801
------------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                       (8,005,485)             (9,498,119)                (3,653,755)
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                                        68,023                  45,659                     74,238
   Interest expense                                                    (610,334)               (661,368)                  (108,332)
   Other income                                                                -                        -                     4,182
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                            ($8,547,796)           ($10,113,828)               ($3,683,667)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Reconciliation of net loss applicable to common stock:
    Net loss                                                        ($8,547,796)           ($10,113,828)               ($3,683,667)
    Preferred stock dividend and amortization of the
        value of the beneficial conversion feature on
        the preferred stock                                            (588,016)                       -                          -
------------------------------------------------------------------------------------------------------------------------------------
    Net loss applicable to common stock                             ($9,135,812)           ($10,113,828)               ($3,683,667)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss applicable to common stock per share          ($0.44)                 ($0.58)                    ($0.31)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                              20,609,782              17,537,914                 11,765,850
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
 STATEMENTS.

                                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   COMMON STOCK          ADDITIONAL       FOREIGN                         TOTAL
                                              ----------------------      PAID-IN       TRANSLATION    ACCUMULATED    STOCKHOLDERS'
                                               SHARES       AMOUNT        CAPITAL        ADJUSTMENT      DEFICIT          EQUITY
                                              --------------------------------------------------------------------------------------
Balance, September 30, 1995                    9,065,305   $7,814,341   $      -       $        -      $(6,435,426)      $1,378,915
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                       -                -       (3,683,667)     (3,683,667)
Acquisition of businesses, net                 4,150,000    8,300,000          -                -           -              8,300,000
Stock issued for services                        253,055      890,999          -                -           -               890,999
Sale of stock                                    975,177    1,511,796          -                -           -             1,511,796
Exercise of stock warrants                     1,515,000    1,905,000          -                -           -             1,905,000
Stock issued for retirement of debt               20,000       47,000          -                -           -                47,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                   15,978,537   20,469,136          -                -      (10,119,093)      10,350,043
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                       -                -      (10,113,828)     (10,113,828)
Sale of stock                                  2,280,000    5,600,000          -                -           -             5,600,000
Exercise of stock warrants and options         2,076,177    2,530,388          -                -           -             2,530,388
Other                                              -           -               -                -          (16,500)         (16,500)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                   20,334,714   28,599,524          -                -      (20,249,421)       8,350,103
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                       -                -       (8,547,796)     (8,547,796)
Exercise of stock warrants and options           275,000      130,250          -                -           -               130,250
Sale of stock                                    100,000      150,000          -                -           -               150,000
Stock issued for services                         50,000       62,000          -                -           -                62,000
Stock options issued for services                  -          123,000          -                -           -               123,000

Stock warrants issued in connection with
   convertible preferred stock                     -           -               283,803          -           -               283,803
Beneficial conversion feature associated
   with mandatorily redeemable
   convertible preferred stock                     -           -             1,403,509          -           -             1,403,509
Amortization of beneficial
   conversion feature                              -           -               -                -         (538,016)       (538,016)
Stock dividend paid on mandatorily
   redeemable convertible preferred               40,000       50,000          -                -          (50,000)             -
Foreign translation adjustment                                                 -              (2,625)       -               (2,625)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                   20,799,714  $29,114,774       $1,687,312       ($2,625) ($29,385,233)      $1,414,228
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
 STATEMENTS.

                                      TANISYS TECHNOLOGY, INC.  AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    FOR THE
                                                                                                  YEAR ENDED
                                                                                                 SEPTEMBER 30,
                                                                                ---------------------------------------------------
                                                                                    1998              1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                         ($8,547,796)      ($10,113,828)        ($3,683,667)
Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                   3,423,181          4,420,359           1,808,693
   Write-downs                                                                             -                  -              21,927
   Stock compensation for services                                                   155,000                  -                   -
(Increase) decrease in restricted cash                                             1,385,177         (1,539,448)                  -
(Increase) decrease in accounts receivable, net                                     (675,179)         1,555,350            (874,576)
(Increase) decrease in inventory                                                   1,264,378         (2,684,592)           (156,733)
Increase in prepaid expenses and other                                              (282,309)          (668,429)           (103,789)
Increase (decrease) in accounts payable and accrued liabilities                    1,249,277            713,700          (1,323,521)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (2,028,271)        (8,316,888)         (4,311,666)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of fixed assets                                                      (1,418,014)        (1,546,088)           (403,512)
   Patent and trademark costs                                                              -             (6,094)            (32,763)
   Cash obtained in acquisition of businesses                                              -                  -           2,817,230
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               (1,418,014)        (1,552,182)          2,380,955
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                            150,000          5,600,000           1,614,295
   Net proceeds from issuance of preferred stock and warrants                      3,665,000                  -                   -
   Draws (payments) on revolving credit note, net                                 (1,906,256)         1,097,516            (195,881)
   Payments on capital lease obligations                                            (326,994)           (41,886)            (20,158)
   Proceeds from exercise of stock options                                           128,250             42,420                   -
   Proceeds from exercise of stock warrants                                            2,000          2,487,968           1,905,000
   Other                                                                              (2,625)           (16,500)                  -
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,709,375          9,169,518           3,303,256
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                  (1,736,910)          (699,552)          1,372,545
Cash and cash equivalents, beginning of year                                       1,990,017          2,689,569           1,317,024
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                              $253,107         $1,990,017          $2,689,569
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $610,334           $661,368            $108,332
Non-cash investing and financing activities:
   Stock and stock options issued for services                                       155,000                  -              47,000
   Stock issued to purchase businesses                                                     -                  -           9,088,500
   Preferred stock dividend  paid in common stock                                     50,000                  -                   -
   Amortization of beneficial conversion feature on preferred stock                  538,016                  -                   -
   Capital lease additions                                                         1,000,631                  -                   -
   Accrued fixed asset additions                                                   3,114,855                  -                   -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
 STATEMENTS.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998, 1997 AND 1996


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse"), Rosetta Marketing and Sales Inc., and a newly established subsidiary, Tanisys (Europe) Ltd., located in Scotland, (collectively, the "Company").

     The Company offers build-to-order services, designs and markets products consisting of semiconductor memory modules, designs and builds memory module testers and provides design services in conjunction with the licensing of its touch sensor products.

     Numerous factors affect the Company's operating results, including, but not limited to, general economic conditions, competition, changing technologies, component shortages and price fluctuations. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. The Company has experienced losses since inception. The continued success of the Company depends upon the Company's ability to generate sufficient sales from the development of new products or increased sales of existing products. The Company believes that its existing funds, anticipated cash flows from operations, amounts available from future vendor credits, bank borrowings, capital and operating leases and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months at the projected level of operations. However, should there be a significant increase in sales above projected levels which requires additional investments in equipment, inventory and accounts receivable, the Company would be required to obtain additional funding through debt and rely upon a future equity offering or offerings for such funding. There is no assurance that the Company would be able to locate debt funding or that it would be successful in its attempts to raise a sufficient amount of funds in an equity offering or offerings. The Company's inability to raise needed funds to meet its projected level of operations or increase above current projections could have a material adverse effect on the Company.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be classified as cash equivalents. Cash equivalents are carried at cost, which approximates market value. The Company places its cash investments in high credit quality instruments. Restricted cash represents deposits that are available only to pay down the revolving credit note. (Note 6)

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     SEPTEMBER 30, 1998, 1997 AND 1996

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

     Inventory is stated at the lower of cost or market value. In the third quarter of fiscal 1996, the Company changed its method of accounting for inventories from the first-in, first-out method to a weighted average cost basis. The change did not have a significant effect on results of operations for 1996, 1997 or 1998, nor is it anticipated that it will have a material effect on future periods. Prior to the change, the Company's inventory costs would not have differed significantly under the two methods. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses. (Note 3)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to seven years. Leasehold improvements and assets subject to capital lease are amortized using the straight-line method over the shorter of the term of the lease or life of the asset. Maintenance and repairs are expensed as incurred.

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The impact of adoption was not material to the Company's consolidated financial position or results of operations. Based on its review, the Company believes that no impairment has occurred from the adoption of this statement with respect to its property and equipment as of September 30, 1998. (Note 4)

GOODWILL

     Goodwill has been amortized against earnings over two years. For the years ended September 30, 1998, 1997 and 1996, amortization expense of approximately $2,092,000, $3,585,000 and $1,494,000, respectively, has been reflected in operating expenses in the accompanying consolidated statements of operations. (Note 2)

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The mandatorily redeemable convertible preferred stock was issued during fiscal 1998. The preferred stock contains a beneficial conversion feature which is being charged to accumulated deficit and is reflected as an increase to preferred stock up to the earliest date the preferred stock can be converted to Common Stock. (Note 8)

FOREIGN CURRENCY

     The Company uses the U.S. Dollar as its functional currency, except for its operations in Scotland. The Scotland subsidiary uses the Pound Sterling as its functional currency. The Company's Scotland operations are translated into U.S. Dollars at the exchange rate at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing during the period. The aggregate transaction gains and losses included in the determination of net loss are not material for any period presented.

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     SEPTEMBER 30, 1998, 1997 AND 1996

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

     Revenue from sales is recognized when the related products are shipped, typically freight on board shipping point or at the time the services are rendered. The Company warrants products against defects, has a policy concerning the return of products and accrues the cost of warranting these products as they are shipped.

RESEARCH AND DEVELOPMENT

     Research and development expenses relate primarily to the technological development and enhancement of the Company's products. Research and development costs are charged to expense as incurred.

LOSS PER SHARE

     Loss per share is calculated based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during the year. Diluted loss applicable to Common Stock per share does not assume conversion of the Company's mandatorily redeemable convertible preferred stock due to the anti-dilutive nature of the calculation. (Note 11)

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for the Company in fiscal 1999. The Company believes that the adoption of this statement will not have a material effect on the financial position or results of operations of the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal year 1999. The Company believes that the adoption of this statement will not have a material effect on the financial position or results of operations of the Company.

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

                 TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                   SEPTEMBER 30, 1998, 1997 AND 1996

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the fiscal 1998 presentation.

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

The acquisitions of 1st Tech and DarkHorse were accounted for using the purchase method of accounting. The net purchase price was allocated as follows:


     Purchase price                                                 $8,300,000
     Assets acquired:
          Working capital other than note payable                    3,907,459
          Fixed assets                                               1,607,771
          Other assets                                                 241,627
     Liabilities assumed:
          Note payable                                              (3,276,674)
          Other liabilities                                           (137,365)
          Commission paid                                             (788,500)
          Closing costs                                               (425,316)
                                                                    -----------

     Excess of purchase price over net assets acquired - Goodwill   $7,170,998
                                                                    -----------
                                                                    -----------

     The fair value of working capital, fixed assets, other assets, note payable and other liabilities was based on the historical cost from the financial statements of 1st Tech and DarkHorse. The fair value of the commission paid was 207,500 shares at a price of $3.80 at the date of issuance. Purchase price was determined as the number of shares issued to 1st Tech and DarkHorse stockholders (4,150,000) at a per share price of $2.00, utilizing the offering price of the private placement of 1st Tech's Common Stock immediately prior to the acquisition.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     SEPTEMBER 30, 1998, 1997 AND 1996


3.   INVENTORY

     Inventory consists of the following:

                                               SEPTEMBER 30,
                                     -------------------------------
                                          1998             1997
                                     -------------------------------
Raw materials                        $  2,770,338      $  3,659,465
Work-in-process                           280,445           204,783
Finished goods                            173,888           624,802
                                     -------------------------------
                                     $  3,224,671      $  4,489,050
                                     -------------------------------
                                     -------------------------------

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                               September 30,
                                     -------------------------------
                                          1998             1997
                                     -------------------------------
       Equipment                     $   7,901,543     $   3,485,687
       Furniture and fixtures              439,200           359,614
       Vehicles                             41,619            39,445
       Leasehold improvements            1,422,986           385,410
                                     -------------------------------
                                         9,805,348         4,270,156
                                     -------------------------------
       Less accumulated
       depreciation and amortization    (3,053,548)       (1,730,832)
                                     -------------------------------
                                     $   6,751,800     $   2,539,324
                                     -------------------------------
                                     -------------------------------

     Included in the amounts above is approximately $1,339,000 and $338,000 of property and equipment acquired under capital leases at September 30, 1998 and 1997, respectively. The accumulated amortization related to these assets totaled approximately $181,000 and $96,000 at September 30, 1998 and 1997, respectively.

     Depreciation and amortization expense as reflected in the accompanying consolidated statements of operations is as follows:


                                                  Year Ended September 30,
                                    -----------------------------------------------------
                                          1998              1997               1996
                                    -----------------------------------------------------
Cost of goods sold                  $    613,490         $  229,776          $    60,630
Operating expenses                       717,691            605,583              254,063
                                    -----------------------------------------------------
                                     $ 1,331,181         $  835,359          $   314,693
                                    -----------------------------------------------------
                                    -----------------------------------------------------

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                      SEPTEMBER 30, 1998, 1997 AND 1996


5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:


                                                     September 30,
                                             ------------------------------
                                                1998            1997
                                             ------------------------------
     Accrued equipment purchases             $  3,114,855     $    -
     Accrued warranty                             155,850         48,000
     Accrued salaries and wages                    48,900        115,379
     Accrued franchise and property taxes         113,573         51,417
     Other accrued liabilities                    744,108        495,393
                                             ------------------------------
                                             $  4,177,286     $  710,189
                                             ------------------------------
                                             ------------------------------

     During fiscal 1998, the Company acquired manufacturing equipment that it intends to finance through debt or as capital leases. Prior to obtaining such financing, the Company has reflected an accrual for such equipment.

6.   REVOLVING CREDIT NOTE

     The Company obtained an $8,500,000 revolving credit note effective July 24, 1997 with a financial institution. The revolving credit note contains an annual commitment fee of $85,000 and bears interest at the prime rate plus 2% (10.50 % at September 30, 1998). The Company also issued to the lender stock purchase warrants to purchase 65,000 shares of Common Stock at a price of $5.38 per share, which was 5% over the market closing price on the date the note agreement was executed. These stock purchase warrants expire on July 24, 2002. The revolving credit note has a maturity date of July 24, 2000, and it is secured by all of the Company's assets. The maturity date will automatically be extended for successive additional terms of three years each unless one party gives written notice to the other, not less than 60 days prior to the maturity date, that such party elects not to extend the maturity date. Borrowings are based upon 85% of eligible accounts receivable and eligible inventory amounts as defined in the borrowing agreement. The amount outstanding at September 30, 1998 was $2,266,260. No amount was available to draw at September 30, 1998. In addition, the Company is required to maintain a lockbox account to be used for the collection of the Company's trade accounts receivable. All collections must be applied to reduce the outstanding balance of the revolving credit note. The balance of this lockbox account is reflected as restricted cash in the accompanying consolidated balance sheets.

                 TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     SEPTEMBER 30, 1998, 1997 AND 1996

7.   LEASE COMMITMENTS

     The Company leases certain equipment and office space under noncancellable leases with expiration dates ranging from 1999 through 2013.

     Future minimum lease payments under all leases at September 30, 1998 were as follows:

                                                           Capital       Operating
                                                            Leases          Leases
                                                           -------       ---------
    1999                                                $  390,311      $  832,312
    2000                                                   324,993         809,102
    2001                                                   277,879         553,803
    2002                                                   355,722         393,329
    2003                                                         -         231,548
    Thereafter                                                   -       2,209,354
    ------------------------------------------------------------------------------
    Total minimum lease payments                         1,348,905      $5,209,447
                                                                        ----------
    Amounts representing interest                         331,983
                                                        ---------
    Present value of minimum capital lease payments     1,016,922
    Less: current portion                                 262,171
                                                        ---------
 Long-term capital lease obligation                     $ 754,751
                                                        ---------
                                                        ---------

     Rent expense recorded under all operating leases was $678,083, $540,039 and $118,189, for the years ended September 30, 1998, 1997 and 1996, respectively. The Company had a letter of credit totaling $506,988 at September 30, 1998, as collateral for an operating lease for manufacturing equipment.

8.   PREFERRED STOCK

     Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement"), the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), for $4 million.

     The Series A Stock is convertible into the Company's no par value common stock ("Common Stock") at the option of the holder beginning 90 days after the June 30, 1998 closing date. During the following 150 days, the holder has agreed to convert no more than 15% of the Series A Stock if the Company meets certain quarterly revenue targets. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price. The Company has valued this beneficial conversion feature at approximately $1.4 million and has reflected this amount in additional paid-in capital. This amount will be charged to the accumulated deficit through the earliest date of conversion.

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     SEPTEMBER 30, 1998, 1997 AND 1996

8.   PREFERRED STOCK (continued)

     The Series A Stock carries mandatory redemption rights which can be exercised by the holder if certain triggering events occur. These redemption rights could require the Company to redeem the Series A Stock for cash based on a formula provided in the Stock Purchase Agreement. The Company cannot estimate the redemption price or if or when the triggering events might occur. Therefore, the mandatory redemption feature has not been valued. Should a triggering event occur, the Company will record a charge to the accumulated deficit equal to the difference between the redemption price and the carrying value of the Series A Stock.

     Dividends are payable quarterly in either cash or registered shares of Common Stock, but must be paid in cash upon the occurrence of certain events. For the year ended September 30, 1998, the Company paid a dividend of $50,000 by issuing 40,000 shares of Common Stock.

     Attached to the Series A Stock were warrants to purchase 199,999 shares of Common Stock at $3.00 per share. The warrants currently are exercisable and have a term of four years. The Company has valued the warrants at approximately $284,000 and has reflected this amount in additional paid-in capital.

     At September 30, 1998, the carrying value of the Series A Stock consists of the following:


Balance, September 30, 1997
                                                               $           -

Issuance of Series A Stock                                         4,000,000
Offering costs                                                      (460,229)
Value of beneficial conversion feature                            (1,403,509)
Value of attached warrants                                          (283,803)
Amortization of beneficial conversion feature                        538,016
                                                               --------------
Balance, September 30, 1998                                    $    2,390,475
                                                               --------------
                                                               --------------

9.    STOCKHOLDERS' EQUITY

COMMON STOCK

     The Company is authorized to issue 50,000,000 shares of Common Stock. There were 20,799,714 and 20,334,714 shares issued and outstanding at September 30, 1998 and 1997, respectively.

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                      SEPTEMBER 30, 1998, 1997 AND 1996

9.    STOCKHOLDERS' EQUITY (continued)

WARRANTS

     Each stock warrant entitles the holder to purchase one share of Common Stock at a particular price, vesting period and expiration date specified within each individual warrant agreement. The shares issued upon exercise of these stock warrants are subject to resale restrictions. Following is a rollforward of the Company's warrants:


                                                                  For the Year Ended September 30,
                                   ---------------------------------------------------------------------------------------------
                                             1998                             1997                             1996
                                   ---------------------------   --------------------------------   ----------------------------
                                               Stock Warrant                    Stock Warrant                      Stock Warrant
                                     Shares        Price             Shares          Price             Shares          Price
                                   ---------------------------   --------------------------------   ----------------------------
Outstanding-beginning of year        289,999   $.01 to $5.38       1,860,177    $1.70 to $2.30        2,400,000   $1.00 to $2.30

Granted                              199,999           $3.00         489,999     $.01 to $5.38          975,177   $1.70 to $2.25

Exercised                          (200,000)            $.01     (2,060,177)     $.01 to $1.15      (1,515,000)   $1.25 to $2.00
                                   ---------------------------------------------------------------------------------------------
Outstanding-end of year              289,998  $3.00 to $5.38         289,999     $.01 to $5.38       1,860,177    $1.70 to $2.30

Exercisable-end of year              276,665                            -                            1,860,177
                                   ---------------------------------------------------------------------------------------------

STOCK OPTIONS

     The Company has two stock option plans. All options granted under the plans are exercisable for Common Stock as described below. The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the stock option plans since the exercise price of the options equals the fair market value of the Common Stock on the date of grant.

     Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:


                                                      For the Year Ended September 30,
                                       ------------------------------------------------------------
                                             1998                  1997                   1996
                                       --------------       ----------------        ---------------
Net loss                As reported    $ (8,547,796)        $   (10,113,828)        $  (3,683,667)
                        Pro forma        (9,808,987)            (10,988,476)           (3,809,027)
Net loss applicable
to Common Stock         As reported      (9,135,812)           (10,113,828)            (3,683,667)
                        Pro forma       (10,397,003)           (10,988,476)            (3,809,027)
Net loss applicable
to Common Stock
per share               As reported           (0.44)                 (0.58)                 (0.31)
                        Pro forma             (0.50)                 (0.63)                 (0.32)

                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     SEPTEMBER 30, 1998, 1997 AND 1996

9.    STOCKHOLDERS' EQUITY (continued)

     The 1993 Stock Option Plan permits grants to the Company's directors, key employees and consultants. The 1997 Non-Employee Director Plan permits grants to the Company's non-employee directors. The stock options granted under each of these plans are granted at fair market value on the date of grant, vest ratably over a predefined period and expire no more than ten years from the date of grant. At September 30, 1998, the Company had reserved a total of 5,890,000 shares of Common Stock for the plans.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1997 and 1996:

                                For the Year Ended September 30,
                                --------------------------------
                                  1998       1997        1996
                                --------   --------    --------
Dividend yield                     -          -          -
Expected volatility               82.0%      79.0%      79.0%
Risk-free interest rate            5.6%       6.5%       6.5%
Expected life (years)              5          5          5

A summary of the status of the Company's stock option plans is presented below:


                                                                         September 30,
                                         -----------------------------------------------------------------------------
                                                    1998                     1997                    1996
                                         ----------------------      -----------------------    ----------------------
                                                        Weighted                    Weighted                 Weighted-
                                                        Average                     Average                   Average
                                                        Exercise                    Exercise                 Exercise
                                            Shares       Price        Shares          Price       Shares       Price
                                          ---------     -------      ---------      --------    ---------    --------
Outstanding, beginning of year            2,387,317     $  3.24      1,804,100       $  2.81    1,364,450    $  2.38
  Granted                                 2,478,400        1.95        882,500          4.20      834,900       3.58
  Cancelled or expired                      393,800        3.72       (283,283)         3.51     (395,250)      2.97
  Exercised                                 (75,000)       1.71        (16,000)         2.65           -          -
                                          ---------                  ---------                  ---------
Outstanding, end of year                  5,184,517        1.91      2,387,317          3.24    1,804,100       2.81
                                          ---------                  ---------                  ---------
                                          ---------                  ---------                  ---------
Options exercisable, end of year          1,226,492        1.91      1,083,700          2.50      555,232       2.29

Weighted average fair value of
  options granted during
  the year                                              $  1.54                      $  2.23                 $  1.61


                TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     September 30, 1998, 1997 and 1996

9.   STOCKHOLDERS' EQUITY (continued)

     The following table summarizes information about stock options outstanding at September 30, 1998:


                                                 Options Outstanding                               Options Exercisable
                               ---------------------------------------------------------        -------------------------------
                                                     Weighted
                                                     Average
                                                    Remaining              Weighted-                               Weighted
    Range of Exercise                            Contractual Life           Average                            Average Exercise
         Prices                 Shares               (Years)             Exercise Price           Shares             Price
  ------------------------     ---------       ---------------------    ----------------        ---------       ---------------
      $1.10 - $1.75            1,938,117               3.57                $  1.73                800,659            $  1.69
      $1.76 - $2.00            2,226,300               5.79                   1.98                200,000               1.76
        Over $2.00               232,500               0.85                   2.88                225,833               2.84
                               ---------                                                        ---------
                               4,396,917                                                        1,226,492
                               ---------                                                        ---------
                               ---------                                                        ---------


     On September 24, 1998, the Company reduced the exercise price to $1.75 for all outstanding options with an exercise price greater than $2.00 per share which were granted to current employees under the 1993 Plan. The $1.75 price was the market value of the Common Stock on the date of regrant and the reduced price is reflected in the tables above.

10.  INCOME TAXES

     For the years ended September 30, 1998, 1997 and 1996, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $5,252,000, $6,023,000 and $1,785,000, and for non-U.S. income tax purposes of approximately $369,000 and $-0- and $-0-, respectively. The loss carryforwards begin to expire in 2011. At September 30, 1998 and 1997, the Company had temporary differences resulting in future tax deductions of approximately $756,000 and $513,000, respectively, principally representing tax basis in accrued liabilities and reserves. Deferred income tax assets from the loss carryforwards and asset basis differences aggregate approximately $6,888,000 and $4,649,000, at September 30, 1998, and 1997, respectively.

     For financial reporting purposes, a valuation allowance of $6,888,000 and $4,649,000 at September 30, 1998 and 1997, respectively, has been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

     The availability of the net operating loss carryforwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforwards due to Internal Revenue Service ("IRS") Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company believes that the IRS Code Section 382 limitation did not exist as of September 30, 1998 and if triggered the consequence is expected to have no material impact on the Company's consolidated financial position or results of operations.

                TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     September 30, 1998, 1997 and 1996

11.  LOSS PER SHARE

     Loss per share has been calculated in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during each year. Diluted loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common and common equivalent shares (if dilutive). Diluted loss per share is the same as basic loss per share since the effect of common equivalent shares and assumed conversion of convertible preferred stock is anti-dilutive. Following is a reconciliation of the basic and diluted loss per share computations:


                                                                     For the Year End
                                                                       September 30,
                                               -------------------------------------------------------------
                                                   1998                    1997                      1996
                                               -----------             ------------              -----------
Net loss                                       $(8,547,796)            $(10,113,828)             $(3,683,667)
Less -
  Preferred stock dividend                         (50,000)                     -                        -
  Amortization of the value of the beneficial
   conversion feature on the preferred stock      (538,016)                     -                        -
                                               -----------             ------------              -----------
Net loss applicable to common stock
 (basic and diluted)                           $(9,135,812)            $(10,113,828)             $(3,683,667)
                                               -----------             ------------              -----------
                                               -----------             ------------              -----------

Weighted average common shares used in
 computing basic and diluted loss applicable
 to common stock per share                      20,609,782               17,537,914               11,765,850

Loss applicable to common stock per
 share (basic and diluted)                          $(0.44)                  $(0.58)                  $(0.31)


12.  RELATED PARTY TRANSACTIONS

     In accordance with the terms of his employment agreement, the chief executive officer purchased 100,000 shares of unregistered Common Stock for a total purchase price of $150,000 in fiscal 1998. The Company believes the purchase price represented the fair value of unregistered Common Stock on the dates of purchase.

     In accordance with the terms of two separation agreements with senior officers of the Company, the exercise periods of previously granted stock options for the purchase of a total of 660,000 shares of Common Stock were extended, resulting in a charge of $123,000 in fiscal 1998 in the accompanying consolidated statements of operations.

     General and administrative expense includes consulting fees and expenses in the amount of $52,415, $112,089 and $870,000 ($788,500 of which was paid in stock) paid to the Company's directors for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

                TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     September 30, 1998, 1997 and 1996

12.  RELATED PARTY TRANSACTIONS (continued)

     In July 1997, the Company entered into a contract with a director for consulting services in connection with a private placement of restricted Common Stock in return for 200,000 warrants with an exercise price of $0.01 per share. Those warrants were exercised in their entirety in February 1998.

     General and administrative expense includes professional fees in the amount of $62,000, $197,623 and $122,000 paid to two stockholders of the Company for legal and other services provided for the years ended September 30, 1998, 1997 and 1996, respectively. Of these amounts, $62,000, $100,000 and $-0-, respectively, were paid in Common Stock.

     During fiscal 1997, two former stockholders of DarkHorse were paid $37,809 each. A third stockholder's debt to the Company was reduced by $5,500 from $17,691 to $12,191. This debt was paid in full in April 1998. Prior to the acquisition, DarkHorse was an S-Corporation. These obligations arose at the date of acquisition to cover the taxes on earnings passed on to the three stockholders for the period from January 1, 1996 to the date of acquisition.

     Upon the acquisitions of 1st Tech and DarkHorse by the Company on May 21, 1996, the principal stockholder of 1st Tech who was also one of three principal stockholders of DarkHorse became the chief operating officer of the Company until October 1997, and was issued an aggregate of 1,995,000 shares of Common Stock in exchange for shares of 1st Tech and DarkHorse owned by him. The 1,995,000 shares had a total value of $8,379,000 based on the closing price of the Common Stock on May 21, 1996. This stockholder also was granted a stock option under the Company's 1993 Stock Option Plan, exercisable over a five-year period, for the purchase of an aggregate of 150,000 shares of Common Stock at $3.69 per share. The shares underlying the option vest one-third on each of the first three anniversaries of the grant date. In connection with the acquisitions, this stockholder was granted the right to designate two individuals for appointment to the Company's Board of Directors and to name an advisory director.

     To take advantage of an inventory purchase opportunity, the Company requested that all outstanding stock purchase warrant holders exercise their warrants by March 31, 1997, which was substantially prior to the scheduled expiration dates of the warrants. As an inducement for the early exercise, the exercise price was discounted 50%. An additional incentive was offered to stock purchase warrant holders who funded their subscription immediately upon notice of such request. This inducement consisted of an offer of 200,000 warrants at an exercise price of $.01 per share, prorated among the warrant holders who funded upon notice of such request.

                TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     September 30, 1998, 1997 and 1996

13.  SIGNIFICANT CUSTOMERS

     Following are the Company's customers with more than 10% of total net sales during the years ended September 30, 1998, 1997 and 1996, and customers from which the Company had accounts receivable that exceeded 10% of total accounts receivable at September 30, 1998, 1997 and 1996. Amounts less than 10% are reflected as a dash.


                                               Customer
                                 -------------------------------------
                                   A      B       C      D     E     F
                                 -------------------------------------
Year Ended September 30,
  Net sales                        27.4%  14.1%     -      -     -     -
  Accounts receivable                -    38.7%     -      -     -     -

Year Ended September 30,
  Net sales                          -      -       -    11.7%   -     -
  Accounts receivable              21.2%    -     12.7%    -     -     -

Year Ended September 30,
  Net sales                          -      -       -      -     -     -
  Accounts receivable                -      -       -      -   11.6% 11.3%


14.  EMPLOYEE BENEFITS

     Effective January 1, 1995, 1st Tech sponsored the 1st Tech 401(k) Plan (the "Plan") which qualifies under Section 401(k) of the IRS Code for eligible employees. As of the date of acquisition, Tanisys became the successor to the Plan and all employees of the Company became eligible to participate in the Plan. Eligible employees may defer a portion of their annual compensation under the Plan subject to maximum limitations. The requirements for eligibility include a minimum age of 21 and a minimum of six months of service as a full-time employee. Effective August 1, 1997, the Plan changed its name to The Tanisys Technology Inc., 401(k) Plan.

     Under provisions of the Plan, the Company may elect to make discretionary matching contributions to the Plan for the benefit of the participants. No such discretionary contributions were made in fiscal 1998, 1997 or 1996.

15.  SUBSEQUENT EVENTS

     On November 2, 1998, the Company completed a private placement of $2 million of debt with warrants to purchase 2 million shares of Common Stock. The debt is due in two years and carries an interest rate of 10% per annum, with interest due quarterly, payable in cash or Common Stock. The warrants have an exercise price of $.025 per share from December 1, 1998 through August 1, 1999, $0.50 per share from August 2, 1999 through October 1, 2000 and $1.00 per share from October 2, 2000 through the expiration of the warrants. The Company also issued warrants to purchase 125,000 shares of Common Stock for $.01 per share in payment of expenses and professional fees incurred in connection with the private placement.

                TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     September 30, 1998, 1997 and 1996

15.  SUBSEQUENT EVENTS
     (continued)

     On October 8, 1998, the Company issued a note for approximately $982,000 to finance certain manufacturing equipment located in its Scotland facility. The note is due in October of 2000 and carries an interest rate of 8.5% per annum, with interest payable monthly.

16. EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED)

     On December 8, 1998, the Company entered into a short-term, non interest bearing financing agreement related to approximately $1.1 million of manufacturing equipment in place at the Company's U.S. facility.

                TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                     September 30, 1998, 1997 and 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The Company's directors, executive officers and key employees and their respective ages and positions as of November 30, 1998 are as follows:


     NAME                    AGE                 POSITION(S)
     ----                    ---                 -----------
Charles T. Comiso             61        President, Chief Executive Officer and
                                          Director
Joe O. Davis                  55        Senior Vice President, Chief Financial
                                          Officer and Corporate Secretary
John R. Bennett               38        Vice President of Sales and Customer
                                          Service
Chris Efstathiou, Jr.         39        Vice President and General Manager
Joseph C. Klein               42        Vice President of Engineering
Donald G. McCord              42        Vice President of Marketing
Donald R. Turner              43        Corporate Controller
Parris H. Holmes, Jr.         55        Chairman of the Board (1)(2)(3)
Gordon H. Matthews            61        Director (1)
Gary W. Pankonien             47        Director (1)
Theodore W. Van Duyn          49        Director (2)(3)


---------------------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Stock Option Committee.

     The following are biographies of the Company's executive officers, directors and key employees for the past five years.

     CHARLES T. COMISO joined the Company as Chief Executive Officer, President and Director in October 1997. Prior to joining the Company, Mr. Comiso served as a Senior Officer of Wyse Technology, Inc. from 1984 to September 1997. From 1995 to September 1997, Mr. Comiso served as Senior Vice President of the Wyse Technology, Inc., and from 1990 to 1995 as President and Chief Executive Officer of Link Technologies, Inc., a wholly owned subsidiary of Wyse Technology, Inc. Mr. Comiso is an electrical engineer with more than 36 years of technology industry experience and also has held positions with Hewlett-Packard Company, Texas Instruments, IT&T Labs and Bendix Corporation.

     JOE O. DAVIS, CPA, joined the Company as Senior Vice President, Chief Financial Officer and Corporate Secretary in July 1996. Prior to joining the Company, Mr. Davis served from June 1990 to April 1993 as Chief Financial Officer of San Marcos Telephone Company, which was acquired by Century Telephone Enterprises, a long distance telephone company listed on the New York Stock Exchange and located in Monroe, Louisiana, in April 1993. Mr. Davis continued his employment with Century Telephone Enterprises as Vice President of Finance and Planning until July 1996. He has 29 years of experience in financial management and business planning, both domestically and internationally, has served as a member of the board of directors of various public and private companies in the United States and Australia, and was a partner with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick, for three years.

     JOHN R. BENNETT, Vice President of Sales and Service, joined the Company in November 1996 with many years of sales and marketing experience in the electronics, computer and peripherals businesses. Prior to being promoted to his current position of Vice President, Sales and Customer Service in October 1997, Mr. Bennett most recently acted in the role as Director of Sales at Tanisys, with prior responsibilities for the sales management of Tanisys' DarkHorse line of memory test equipment. Other positions held by Mr. Bennett include Senior Consultant, IBM, from October 1995 to November 1996, Vice President, Marketing, CACTUS Inc., from August 1994 to October 1995 and National Marketing Manager and National Sales Manager, CalComp (Division of Lockheed), from July 1988 to August 1994.

     CHRIS EFSTATHIOU, JR., Vice President and General Manager, has more than 18 years of experience in the electronics industry in high-tech purchasing. Mr. Efstathiou joined 1st Tech in December 1994 as Vice President of Materials and the Company in May 1996 upon its acquisition of 1st Tech. Mr. Efstathiou was promoted to Vice President and General Manager of the Company in September 1997. Previously, Mr. Efstathiou worked from May 1990 to December 1994 as the Director of Strategic Materials for Dell Computer Corporation, a personal computer manufacturer. Prior to working with Dell, Mr. Efstathiou was involved for more than 10 years in high-tech purchasing, including 4 years with Advent Corporation and more than 2 years with Wang Laboratories, Inc.

     JOSEPH C. KLEIN, Ph.D., Vice President of Engineering, joined the Company in November 1997. Prior to joining the Company, Mr. Klein was Vice President of Research and Development for PNY Technologies, Inc. from November 1994 to November 1997 and was World Wide Memory Manager for IBM PC Company from November 1984 to November 1994.

     DONALD G. MCCORD, Vice President of Marketing, joined the Company in June 1997 initially as a consultant and then as Vice President of Marketing. Mr. McCord has over 18 years in high technology businesses. Mr. McCord served as Regional Sales Manager for Creative Labs from August 1994 to November 1996 and Manager of Desktop Development for IBM's AMBRA subsidiary from October 1993 to August 1994. Marketing roles have included Manager of Desktop Product Marketing at Dell Computer from August 1988 to October 1993 as well as positions at Intel, Western Digital and Texas Instruments, Inc.

     DONALD R. TURNER, CPA, Corporate Controller, joined the Company effective upon the acquisition of 1st Tech in May 1996. Mr. Turner was a founding officer and board member of 1st Tech, where he served as Vice President, Chief Financial Officer and Secretary-Treasurer from January 1993 until the purchase by Tanisys in May 1996. Mr. Turner was Controller of Stratum Technologies, Inc. from September 1992 to January 1993.

     PARRIS H. HOLMES, JR. has served as Chairman of the Board since October 1997 and as Director of the Company since August 1993. Mr. Holmes also served as Chairman of the Board from August 1993 until March 1994, at which time he was elected Vice Chairman of the Board. Mr. Holmes has been Chairman and Chief Executive Officer of Billing Concepts Corp., a third-party billing clearinghouse and information management services business, since May 1996. Mr. Holmes served as Chairman of the Board and Chief Executive Officer of USLD Communications Corp. from September 1986 until August 1996 and continued as Chairman of the Board of USLD Communications Corp. until June 1997.

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

     GARY W. PANKONIEN was appointed President and Chief Operating Officer of the Company after the acquisition of 1st Tech and DarkHorse in May 1996 and elected a Director in July 1996 and currently serves the company only in the capacity of director. Prior to 1st Tech's acquisition by the Company, Mr. Pankonien served as Chairman and Chief Executive Officer of 1st Tech since its inception in January 1993 and as Chairman and Chief Executive Officer of DarkHorse since May 1992. Mr. Pankonien was Chief Operations Officer of Stratum Technologies, Inc., a memory module manufacturer and reseller located in Austin, Texas, from January 1992 until August 1992, when he purchased Stratum and was appointed Chairman of the Board and Chief Executive Officer. Stratum was dissolved in June 1995. Mr. Pankonien was employed with Compaq Computer Corporation, a personal computer manufacturer, from February 1984 until October 1991 as Notebook Computer Design and Operations Manager and co-developed and currently holds the patent for the first notebook computer.

     THEODORE W. VAN DUYN has served as a Director since March 1994. Mr. Van Duyn has been Chief Technology Officer for BMC Software, Inc. since February 1993. Mr. Van Duyn joined BMC Software, Inc. in 1985 as Director of Research and served as Senior Vice President, Research and Development, from 1986 until assuming his current position.

     All directors hold office for their elected term or until their successors are duly elected and qualified. If a director should be disqualified or unable to serve as a director, the Board of Directors may fill the vacancy so arising for the unexpired portion of his term. All officers serve at the discretion of the board of Directors. There are no family relationships between members of the Board of Directors or any executive officers of the Company.

COMMITTEES AND BOARD COMPENSATION

     The Board of Directors conducts its business through meetings of the Board of Directors and through its committees. In accordance with the Bylaws of the Company, the Board of Directors has established a Compensation and Stock Option Committee and an Audit Committee. The Board of Directors does not currently utilize a nominating committee or committee performing similar functions.

COMPENSATION AND STOCK OPTION COMMITTEE

     The Compensation Committee reviews and makes recommendations to the Board of Directors concerning major compensation policies and compensation of officers and executive employees including stock options. This committee is comprised of Directors Holmes and Van Duyn.

AUDIT COMMITTEE

     The Audit Committee acts on behalf of the Board of Directors with respect to the Company's financial statements, record-keeping, auditing practices and matters relating to the Company's independent public accountants, including recommending to the Board of Directors the firm to be engaged as independent public accountants for the next fiscal year; reviewing with the Company's independent public accountants the scope and results of the audit and any related management letter; consulting with the independent public accountants and management with regard to the Company's accounting methods and the adequacy of its internal accounting controls; approving professional services by the independent public accountants; and reviewing the independence of the independent public accountants. The Audit Committee is comprised of Directors Holmes and Matthews.

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


ITEM 11.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth information concerning compensation of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose base salary and bonus exceeded $100,000 for fiscal year 1998.

                        SUMMARY COMPENSATION TABLE

                                                                                                           Long-Term
                                                                    Annual Compensation                Compensation Awards
                                                            ---------------------------------      -------------------------
                                            Fiscal                                                  Securities Under Options/
Name and Principal Position                  Year           Salary ($)               Bonus                 SARs Granted (#)
---------------------------                 ------          -------------          ----------      -------------------------
CHARLES T. COMISO (1)                        1998                $172,500 (1)              0                 1,000,000
     PRESIDENT, CHIEF EXECUTIVE              1997                   N/A                  N/A                       N/A
     OFFICER AND DIRECTOR                    1996                   N/A                  N/A                       N/A

JOHN R. BENNETT                              1998                 155,050                  0                    105,000 (3)
      VICE PRESIDENT OF SALES AND            1997                 109,032 (2)         25,000                     50,000
       CUSTOMER SERVICE                      1996                     N/A                N/A                      N/A

CHRIS EFSTATHIOU                             1998                 120,000                  0                    180,000 (5)
     VICE PRESIDENT OF OPERATIONS            1997                 116,884                  0                     60,000
                                             1996                  37,458 (4)              0                     60,000

JOE O. DAVIS                                 1998                 115,000                  0                     180,000 (7)
     SENIOR VICE PRESIDENT, CHIEF            1997                 115,000                  0                      30,000
     FINANCIAL OFFICER AND CORPORATE         1996                  55,322 (6)              0                     120,000
     SECRETARY

JOSEPH C. KLEIN                              1998                 104,538 (8)              0                     130,000
     VICE PRESIDENT OF ENGINEERING           1997                     N/A                N/A                       N/A
                                             1996                     N/A                N/A                       N/A

----------------
     (1) The amount shown reflects Mr. Comiso's salary from October 21, 1997, the beginning date of his employment with the Company, through the end of fiscal 1998.

     (2) Mr. Bennett was elected Vice President of Sales and Customer Service on October 1, 1997 and previously served as Director of Sales of the Company. Amount shown reflects Mr. Bennett's salary from November 1, 1996, the beginning date of his employment with the Company, through the end of fiscal 1997.

     (3) The amount shown includes 50,000 stock options issued in previous years that were re-priced on September 24, 1998 to $1.75 per share.

     (4) The amount shown reflects Mr. Efstathiou's salary from May 21, 1996, the date he became an employee of the Company, through the end of fiscal 1996.

     (5) The amount shown includes 120,000 stock options issued in previous years that were re-priced on September 24, 1998 to $1.75 per share.

     (6) The amount shown reflects Mr. Davis' salary from July 11, 1996, the beginning date of his employment with the Company, through the end of fiscal 1996.

     (7) The amount shown includes 150,000 stock options issued in previous years that were re-priced on September 24, 1998 to $1.75 per share.

      (8) The amount shown reflects Mr. Klein's salary from November 10, 1997, the beginning date of his employment with the Company, through the end of fiscal 1998.

STOCK OPTION GRANTS

The following table provides information related to stock options granted to the named executive officers during fiscal 1998:

                                       Individual Grants
                                    --------------------------                                           Potential Realizable
                                                    % of Total                                             Value at Assumed
                                     Number of      Options                                              Annual Rates of Stock
                                    Securities      Granted to        Exercise                         Price Appreciation for
                                    Underlying      Employees          or Base                             Option Term (2)
                                      Options       In Fiscal           Price        Expiration     --------------------------
Name                              Granted (#)(1)      1998             ($/Sh)         Date            5%($)             10%($)
----                              --------------    ----------        --------       ----------     ---------       -----------
Charles T. Comiso                   1,000,000           26.6%            $2.00         12/12/04      $552,563        $1,221,020

Joe O. Davis                           30,000            0.8%             1.75          9/24/05        14,505            32,052

Chris Efstathiou                       30,000            0.8%             2.00         12/12/04        16,577            36,631

Chris Efstathiou                       30,000            0.8%             1.75          9/24/05        14,505            32,052

John R. Bennett                        50,000            1.3%             2.00         12/12/04        27,628            61,051

John R. Bennett                         5,000            0.1%             1.75          9/24/05         2,417             5,342

Joseph C. Klein                       100,000            2.7%             2.00         12/12/04        55,256           122,102

Joseph C. Klein                        30,000            0.8%             1.75          9/24/05        14,505            32,052

Donald G. McCord                        5,000            0.1%             2.00         12/12/04         2,763             6,105

Donald G. McCord                       10,000            0.3%             1.75          9/24/05         4,835            10,684

Donald R. Turner                        6,000            0.2%             1.75          9/24/05         2,901             6,410

------------------
(1) For each named executive officer, the option listed represents a grant under the Company's 1993 Stock Option Plan. See "Executive Compensation - Employee Benefit Plans--1993 Stock Option Plan." The options granted in fiscal 1998 are exercisable one-fourth on each of the four anniversaries following the date of grant.

(2) Calculation based on stock option exercise price over period of option assuming annual compounding. The columns present estimates of potential values based on certain mathematical assumptions. The actual value, if any, that an executive officer may realize is dependent upon the market price on the date of option exercise.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR END OPTION
VALUES

     The following table provides information related to stock options exercised by the named executive officers during the 1998 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                Individual Grants
                            -------------------------          Number of Securities                Value(1) of Unexercised
                              Shares                          Underlying Unexercised                      In-the-Money
                             Acquired                          Options at FY End(#)                  Options at FY End($)
                            Upon Option         Value      -------------------------------      ------------------------------
Name                        Exercise(#)      Realized      Exercisable       Unexercisable      Exercisable      Unexercisable
----                        ------------     ---------     -----------       -------------      -----------      -------------
Charles T. Comiso               0               N/A                  0           1,000,000         $     0           $ 125,000

Joe O. Davis                    0               N/A             90,000              90,000         $11,250           $  11,250

Chris Efstathiou                0               N/A             60,000             120,000         $10,000           $   5,000

Donald R. Turner                0               N/A             56,667              59,333         $ 7,083           $   7,417

Donald G. McCord                0               N/A             25,000              90,000         $ 3,125           $  10,000

John R. Bennett                 0               N/A             14,167              90,833         $ 1,771          ($   1,146)

Joseph C. Klein                 0               N/A                  0             130,000         $     0          ($   8,750)

----------------------
(1) Market value of the underlying securities at September 30, 1998 ($1.88), minus the exercise price.


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

STOCK OPTION PLANS

     1993 STOCK OPTION PLAN. The Company's 1993 Stock Option Plan (as thereafter amended, the "1993 Option Plan") is administered by a committee (the "Stock Option Committee") of three members of the Board of Directors. The Stock Option Committee currently consists of two non-employee members of the Board of

Directors, Parris H. Holmes, Jr. and Theodore W. Van Duyn. The 1993 Option Plan grants broad authority to the Stock Option Committee to grant options to key employees and consultants selected by the Stock Option Committee; to determine the number of shares subject to options; the exercise or purchase price per share, subject to SEC requirements; the appropriate periods and methods of exercise and requirements regarding the vesting of options; whether each option granted shall be an incentive stock option ("ISO") or a non-qualified stock option ("NQSO") and whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any. In making such determinations, the Stock Option Committee may take into account the nature and period of service of eligible participants, their level of compensation, their past, present and potential contributions to the Company and such other factors as the Stock Option Committee in its discretion deems relevant. The purposes of the 1993 Option Plan are to advance the best interests of the Company by providing its employees and consultants who have substantial responsibility for the Company's management, success and growth, with additional incentive and to increase their proprietary interest in the success of the Company, thereby encouraging them to remain in the Company employ or service.

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

     On March 31, 1994, the stockholders of the Company approved the 1993 Option Plan, which was adopted by the Board of Directors on October 25, 1993. Under the terms of the 1993 Option Plan, 2,600,000 shares of Common Stock have been reserved for the granting of options. At September 30, 1998, options to purchase 3,789,417 shares had been granted under the 1993 Option Plan, leaving 1,210,583 shares available for future grants under the 1993 Option Plan. In addition, at September 30, 1998, options to purchase 90,000 shares ("compensation contract options") had been granted outside the 1993 Option Plan, prior to its adoption. The compensation contract options vested one third on each of the first three anniversaries of the date of grant, are exercisable for five years after the date of grant and included grants of options for 45,000 shares each to two non-employee directors of the Company. The exercise price for each of the compensation contract option grants represented the average closing price of the Common Stock as quoted on the VSE for the two-week trading period preceding the date of grant.

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

     The Director Plan authorizes the granting to non-employee directors (totaling four eligible individuals at November 30, 1998) of nonqualified options ("Director Options") exercisable for the purchase of 25,000 shares of Common Stock on the date they are elected or appointed to the Board of Directors, whether at the annual meeting of stockholders or otherwise, at an exercise price equal to the fair market value of the Common Stock on the date such non-employee director is elected or appointed. In addition, upon their re-election, each non-employee director receives, on the first business day after the date of each annual meeting of stockholders of the Company, commencing with the annual meeting of stockholders immediately following the full vesting of any previously granted Director Option, a Director Option to purchase an additional 25,000 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock on the date of grant. Options granted from the inception of the 1993 Stock Option Plan through April 1997 vest one third on each of the first three anniversaries of the date of grant and are exercisable for five years after the date of the grant. Options granted after April 1997 vest one fourth on each of the first four anniversaries of the date of grant and are exercisable for seven years after the date of the grant.

     The Director Plan also provides for the granting of discretionary options ("Discretionary Options") from time to time by the Board of Directors to any non-employee director of the Company. The Discretionary Options will vest according to the vesting schedule determined by the Board of Directors and will expire no more than seven years from the date of grant. At least six months must elapse from the date of the acquisition of the Discretionary Option to the date of disposition of the Discretionary Fee Option (other than upon exercise or conversion) or its underlying Common Stock.

     Common Stock issued under the Director Plan may be newly issued or treasury shares. Already owned Common Stock may be used as payment for the exercise price of options if approved by the Board of Directors at the time of exercise. If any option granted under the Director Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares.

     Under the terms of the Director Plan, 800,000 shares of Common Stock (subject to certain adjustments) have been reserved for issuance upon exercise of Director Options and Discretionary Options, including options for 167,500 shares previously granted to current outside directors under the 1993 Option Plan. At September 30, 1998, 517,500 options had been granted under the Director Plan, including the 167,500 shares previously granted under the 1993 Option Plan. Options, once granted and to the extent vested and exercisable, will remain exercisable throughout their term, except that the unexercised portion of a Director Option will terminate 30 days after the date an optionee ceases to be a director for any reason other than death, in which case the Director Option will terminate one year after the optionee's death or six months after the optionee's death if the death occurs during the 30-day period referenced above.

     The Director Plan terminates on January 15, 2007, and any Director Option or Discretionary Option outstanding on such date will remain outstanding until it has either expired or been exercised.

     STOCK OPTION RE-PRICING. On September 24, 1998, the Company reduced the exercise price to $1.75 for all outstanding options with an exercise price greater that $2.00 per share which had been granted to employees under the 1993 Plan. The $1.75 was the market value of the Company's Common Stock on that date.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Charles T. Comiso effective October 21, 1997. The employment term covers one year and will continue thereafter unless terminated by either party with 120 days' notice. Mr. Comiso's salary will be $180,000 per annum until such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, then his salary will be $240,000 per annum. Under the terms of the employment agreement, the Company granted Mr. Comiso a seven-year option under the 1993 Option Plan to purchase 1,000,000 shares of its common stock at an exercise price of $2.00. The option vests as to 100,000 and 150,000 shares on the first and second anniversaries of his employment agreement, respectively, and 250,000 shares on each of the third, fourth and fifth anniversaries of his employment agreement. Additionally, at such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, the Company will grant to Mr. Comiso a seven-year option to purchase 500,000 shares of its common stock under the 1993 Option Plan at an exercise price equal to the closing price of the Company's Common Stock as reported on the Nasdaq Stock Market's SmallCap Market on the date of grant. The option shall vest as to 125,000 shares on each of the second, third, fourth and fifth anniversaries of the date of grant. As part of the agreement, Mr. Comiso purchased $150,000 of the Company's stock at a maximum price of $1.50 per share.

     Effective July 11, 1996, the Company entered into an employment agreement with Joe Davis with a term of one year, after which the agreement continues on a month-to-month basis until terminated by the Company or the employee upon 120 days' notice as provided therein. Pursuant to the terms of the employment agreement, Mr. Davis' annual base salary is $115,000 and he was granted a stock option under the 1993 Option Plan, exercisable over a five-year period, for the purchase of an aggregate of 120,000 shares of Common Stock at $1.75 per share. The shares underlying the option vest one-third on each of the first three anniversaries of the grant date.

     Effective September 11, 1997, the Company entered into an employment agreement with Don McCord with a term of one year, after which the agreement continues on a month-to-month basis until terminated by the Company or the employee upon 120 days' prior written noticeas provided therein. Pursuant to the terms of the employment agreement, Mr. McCord's annual base salary is $100,000 and he was granted a stock option under the 1993 Option Plan, vesting in equal installments over four years and exercisable over a seven-year period, for the purchase of an aggregate of 100,000 share of Common Stock at $1.75 per share.

     Effective November 10, 1997, the Company entered into an employment agreement with Joseph C. Klein, Ph.D. with a term of two years. Pursuant to the terms of the employment agreement, Mr. Klein's' annual base salary is $120,000 and he was granted a stock option under the 1993 Option Plan, vesting in equal installments over four years and exercisable over a seven-year period, for the purchase of an aggregate of 100,000 share of Common Stock at $2.00 per share and an additional incentive of 50,000 stock option shares upon the Company's reporting a profitable quarter and the beginning of customer shipments of Tanisys' Sigma-3 tester system.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known by the Company regarding the beneficial ownership of Common Stock by persons owning beneficially more than 5% of the outstanding Common Stock at December 21, 1998. A total of 21,874,714 shares of the Company's Common Stock were issued and outstanding atDecember 21, 1998.

                                                     NO. OF SHARES
                                                       BENEFICIALLY          PERCENT
     NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED (1)         OF CLASS (2)
     ------------------------------------            --------------        ------------
     Parris H. Holmes, Jr.                             1,576,925 (3)            7.2%
     7411 John Smith Drive, Suite 200
     San Antonio, Texas  78229

--------------------

(1) Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

(2) The percentages indicated are based on outstanding stock options and stock warrants, exercisable within 60 days for each individual and 21,874,714 shares of Common Stock issued and outstanding at December 21, 1998.

(3) Includes 162,500 shares that Mr. Holmes has the right to acquire upon exercise of stock options and stock warrants, exercisable within 60 days.

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock at December 21, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each named executive officer and (iv) all executive officers and directors as a group. A total of 21,874,714 shares of the Company's Common Stock were issued and outstanding at December 21, 1998.

                                                          COMMON STOCK
                                                          ------------
     5% BENEFICIAL OWNERS, DIRECTORS                        NUMBER
     AND NAMED EXECUTIVE OFFICERS                           OF SHARES(1)   PERCENT(2)
     ----------------------------                           ------------   ----------
     John R. Bennett                                            55,733 (3)        *
     Charles T. Comiso                                         250,000 (4)     1.1%
     Joe O. Davis                                              108,000            *
     Chris Efstathiou, Jr.                                     112,500 (5)        *
     Parris H. Holmes Jr.                                    1,576,925 (6)      7.2%
     Joseph C. Klein                                            26,000 (7)        *
     Gordon H. Matthews                                        146,900 (8)        *
     Donald G. McCord                                           66,950 (9)        *
     Gary W. Pankonien                                       1,077,250          4.9%
     Donald R. Turner                                           85,833            *
     Theodore W. Van Duyn                                      277,500 (10)     1.3%

     All executive officers and directors as a group
          (11 persons, including the executive officers
          and directors listed above)                        3,783,591 (11)    17.2%

-------------------
*Represents less than one percent (1%) of the issued and outstanding shares of Common Stock.

(1) Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

(2) The percentages indicated are based on outstanding stock options and stock warrants exercisable within 60 days for each individual and 21,874,714 shares of Common Stock issued and outstanding at December 21, 1998.

(3) Includes 34,583 shares that Mr. Bennett has the right to acquire upon exercise of stock options, exercisable within 60 days.

(4) Includes 100,000 shares that Mr. Comiso has the right to acquire upon exercise of stock options and stock warrants, exercisable within 60 days.

(5) Includes 87,500 shares that Mr. Efstathiou has the right to acquire upon exercise of stock options, exercisable within 60 days.

(6) Includes 122,500 shares that Mr. Holmes has the right to acquire upon exercise of stock options and stock warrants, exercisable within 60 days.

(7) Includes 25,000 shares that Mr. Klein has the right to acquire upon exercise of stock options, exercisable within 60 days.

(8) Includes 95,000 shares that Mr. Matthews has the right to acquire upon exercise of stock options, exercisable within 60 days, and 1,900 shares owned by his daughter.

(9) Includes 26,250 shares that Mr. McCord has the right to acquire upon exercise of stock options, exercisable within 60 days.

(10) Includes 12,500 shares that Mr. Van Duyn has the right to acquire upon exercise of stock options, exercisable within 60 days.

(11) Includes 801,666 shares that 11 directors and executive officers have the right to acquire upon exercise of stock options and stock warrants, exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the fiscal year ended September 30, 1998, the Company reimbursed Parris
H. Holmes, Jr., Chairman of the Board of Directors, $52,415 for expenses incurred in connection with issues involving corporate finance, business operations and business opportunities.

     During the fiscal year ended September 30, 1998, the Company paid the outside legal counsel to the Company, $62,000 of stock for professional services relating to legal issues.

     In accordance with the terms of his employment agreement, Charles T. Comiso, the Chief Executive officer to the Company, purchased 100,000 shares of unregistered Common Stock for a total purchase price of $150,000 in fiscal 1998.


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

     EXHIBIT
     NUMBER                        DESCRIPTION
     -------                       -----------
     3.1    Articles of Incorporation of Tanisys Technology, Inc., as amended
            (Exhibit 3.1 to Form S-3 filed August 13, 1998)

     3.2    Restated Bylaws of the Company (Exhibit 3.5 to General Form for
            Registration of Securities on Form 10, filed November 27, 1996)

     4.1    Form of Common Stock Certificate (Exhibit 4.6 to Form 10
            Registration Statement filed November 27, 1996)

     4.2    Form of Class S Warrant Certificate (Exhibit 4.2 to December 31,
            1997 to Form 10-Q)

     4.3    Registration Rights Agreement dated June 30, 1998 between Tanisys
            Technology, Inc. and KA Investments LDC (Exhibit 4.1 to Form S-3
            Registration Statement filed August 13, 1998)

     10.1 Agreement and Plan of Merger dated as of April 9, 1996, by and between Tanisys Technology, Inc., Tanisys Acquisition Corp., 1st
            Tech Corporation and Gary W. Pankonien ("1st Tech Merger
            Agreement") (Exhibit 10.3 to General Form for Registration of
            Securities on Form 10, filed November 27, 1996)

     10.2   Amendment No. 1 dated May 16, 1996, to 1st Tech Merger Agreement
            (Exhibit 10.4 to General Form for Registration of Securities on
            Form 10, filed November 27, 1996)

     10.3   Articles of Merger (Delaware) of 1st Tech with and into Tanisys
            Acquisition Corp., dated May 31, 1996 (Exhibit 10.5 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

     10.4   Articles of Merger (Texas) of 1st Tech with and into Tanisys
            Acquisition Corp., dated May 31, 1996 (Exhibit 10.6 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

     10.5   Agreement and Plan of Merger dated as of April 9, 1996, by and between Tanisys Technology, Inc., Tanisys Acquisition Corp. II,
            DarkHorse Systems, Inc., Jack Little, Archer Lawrence and Gary W.
            Pankonien ("DarkHorse Merger Agreement") (Exhibit 10.7 to General
            Form for Registration of Securities on Form 10, filed November 27,
            1996)

     10.6   Amendment No. 1 dated May 16, 1996, to DarkHorse Merger Agreement
            (Exhibit 10.8 to General Form for Registration of Securities on
            Form 10, filed November 27, 1996)

     10.7   Articles of Merger (Delaware) of DarkHorse with and into Tanisys
            Acquisition Corp. II, dated May 31, 1996 (Exhibit 10.9 to General
            Form for Registration of Securities on Form 10, filed November 27,
            1996)

     10.8   Articles of Merger (Texas) of DarkHorse with and into Tanisys
            Acquisition Corp. II, dated May 31, 1996 (Exhibit 10.10 to General
            Form for Registration of Securities on Form 10, filed November 27,
            1996)

     10.9 Employment Agreement dated July 11, 1996 by and between the Company and Joe Davis (Exhibit 10.15 to General Form for Registration of
            Securities on Form 10, filed November 27, 1996)

     10.10  1993 Stock Option Plan, as amended through May 20, 1996
            (Exhibit 10.17 to General Form for Registration of Securities on
            Form 10, filed November 27, 1996)

     10.11  Form of Stock Option Agreement (Exhibit 10.18 to General Form for
            Registration of Securities on Form 10, filed November 27, 1996)

     10.12  401(k) Plan (Exhibit 10.19 to General Form for Registration of
            Securities on Form 10, filed November 27, 1996)

     10.13  Lease Agreement dated May 18, 1993 by and between Tanisys
            Technology, Inc., assumptor of 1st Tech Corporation, and AEtna Life
            Insurance Company, as amended (Exhibit 10.20 to General Form for
            Registration of Securities on Form 10, filed November 27, 1996)

     10.14  Master Lease Agreement dated November 9, 1994 by and between 1st
            Tech and Copelco Capital Inc. (Exhibit 10.21 to General Form for
            Registration of Securities on Form 10, filed November 27, 1996)

                                      65

     10.15 Manufacturing Agreement dated as of November 1, 1996 by and between the Company and Siemens Components, Inc. (Exhibit 10.22 to
            Amendment No. 2 to General Form for Registration of Securities on
            Form 10, filed March 11, 1997)

     10.16 Inventory Management Service Agreement dated as of November 1, 1996 by and between the Company and Siemens Components, Inc.
            (Exhibit 10.23 to Amendment No. 2 to General Form for Registration of Securities on Form 10, filed March 11, 1997)

     10.17  1997 Non-Employee Director Plan of Tanisys Technology, Inc.
            (Exhibit 10.27 to Amendment No. 2 to General Form for Registration of Securities on Form 10, filed March 11, 1997)

     10.18 Form of Non-Employee Director Stock Option Agreement (Exhibit 10.28 to Amendment No. 2 to General Form for Registration of Securities on Form 10, filed March 11, 1997)

     10.19  Master Lease Agreement dated January 30, 1997 by and between the
            Company and Copelco Capital, Inc. (Exhibit 10.30 to March 31, 1997
            Form 10-Q)

     10.20 Loan and Security Agreement, dated as of July 24, 1997, by and between Tanisys Technology, Inc., 1st Tech Corporation, DarkHorse
            Systems, Inc., the Company and NationsCredit Commercial
            Corporation, through its NationsCredit Commercial Funding Division
            (Exhibit 10.32 to Form 10-K)

     10.21 Memory Module Corporate Purchase Agreement, dated July 22, 1997, by and between Tanisys Technology, Inc. and Compaq Computer
            Corporation (Exhibit 10.33 to September 30, 1997 Form 10-K)

     10.22 Employment Agreement, dated as of September 11, 1997, by and between Tanisys Technology, Inc. and Don McCord (Exhibit 10.34 to
            September 30, 1997 Form 10-K)

     10.23 Employment Agreement, dated as of October 20, 1997, by and between Tanisys Technology, Inc. and Charles T. Comiso (Exhibit 10.34 to
            September 30, 1997 Form 10-K)

     10.24 Employment Agreement, dated as of November 10, 1997, by and between Tanisys Technology, Inc. and Joseph C. Klein, Ph.D. (Exhibit 10.34 to September 30, 1997 Form 10-K)

     10.25 Manufacturing Service Agreement dated February 2, 1998 by and between the Company and LG Semicon American, Inc. (Exhibit 10.37 to
            March 31, 1998 Form 10-Q)

     10.26 Manufacturing Service Agreement dated March 1, 1998 by and between the Company and Toshiba America Electronic Components, Inc.
            (Exhibit 10.37 to March 31, 1998 Form 10-Q)

     10.27 Convertible Preferred Stock Purchase Agreement dated June 30, 1998 between Tanisys Technology, Inc. and KA Investments LDC (Exhibit
            10.1 to Form S-3 Registration Statement filed August 13, 1998)

     10.28  Form of Warrant to purchase Common Stock granted by Tanisys
            Technology, Inc. to each of KA Investments LDC, Midori Capital
            Corporation, Hoth Incorporated and Randy Stein (Exhibit 10.2 to
            Form S-3 Registration Statement filed August 13, 1998)

     11.1 Statement regarding computation of per share earnings (filed herewith)

     21.1   Subsidiaries of the Company (filed herewith)

     23.1   Consent of Arthur Andersen LLP (filed herewith)

                                      66


    27.1   Financial Data Schedule (filed herewith)

Reports on 8-K.

     None.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TANISYS TECHNOLOGY, INC.


Date:  December 28, 1998           By: /s/CHARLES T. COMISO
                                      --------------------------
                                      Charles T. Comiso
                                      CHIEF EXECUTIVE OFFICER
                                      PRESIDENT AND DIRECTOR
Date:  December 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of December 1998.

SIGNATURE                                    TITLE
---------                                    -----
/s/ CHARLES T. COMISO                        Chief Executive Officer
-----------------------------                President and Director
Charles T. Comiso


/s/ JOE O. DAVIS                             Senior Vice President,
-----------------------------                Chief Financial Officer, and
Joe O. Davis                                 Corporate Secretary


/s/ DONALD R. TURNER                         Corporate Controller
-----------------------------
Donald R. Turner


/s/ PARRIS H. HOLMES, JR.                    Chairman of the Board
-----------------------------
Parris H. Holmes, Jr.


/s/ GORDON H. MATTHEWS                       Director
-----------------------------
Gordon H. Matthews


/s/ GARY W. PANKONIEN                        Director
-----------------------------
Gary W. Pankonien


/s/ THEODORE W. VAN DUYN                     Director
-----------------------------
Theodore W. Van Duyn