Form 10-Q
period 1998-12-31
TANISYS TECHNOLOGY INC
filed 1999-02-16
CIK 929775

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

                                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________  to ________________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicated below are the number of shares outstanding of the Registrant's common stock and 5% Series A Convertible Preferred Stock at February 10, 1999:

                                                        NUMBER OF SHARES
            TITLE OF CLASS                                 OUTSTANDING
            --------------                                 -----------
   Common Stock, no par value                               23,356,155
   Preferred Stock, $1.00 par value                                255

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I     FINANCIAL INFORMATION
Item 1.       Interim Consolidated Financial Statements (Unaudited)
              Consolidated Balance Sheets - December 31, 1998 and September 30, 1998............  3
              Consolidated Statements of Operations - For the Three Month Periods Ended
                 December 31, 1998 and 1997.....................................................  4
              Consolidated Statements of Cash Flows - For the Three Month Periods
                 Ended December 31, 1998 and 1997...............................................  5
              Notes to Interim Consolidated Condensed Financial Statements (Unaudited)..........  6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..................................................................... 10
Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................ 14

PART II    OTHER INFORMATION
Item 1.       Legal Proceedings................................................................. 14
Item 2.       Changes in Securities and Use of Proceeds......................................... 14
Item 6.       Exhibits and Reports on Form 8-K.................................................. 15
SIGNATURES...................................................................................... 16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  DECEMBER 31,          SEPTEMBER 30,
                                                                      1998                  1998
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $    895,945          $    253,107
   Restricted cash                                                      16,095               154,271
   Trade accounts receivable, net of allowance of $396,465 and
      $406,157, respectively                                         7,396,224             4,206,919
   Inventory                                                         3,987,109             3,224,671
   Prepaid expenses and other                                          757,841               643,398
----------------------------------------------------------------------------------------------------------------
      Total current assets                                          13,053,214             8,482,366
----------------------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation of
   $3,571,407 and $3,053,548, respectively                           6,594,352             6,751,800
Other noncurrent assets                                                764,991               679,134
----------------------------------------------------------------------------------------------------------------
      Total assets                                                $ 20,412,557          $ 15,913,300
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  5,408,456          $  4,648,129
   Accrued liabilities                                               2,637,637             4,177,286
   Revolving credit note                                             5,302,048             2,266,260
   Current portion of obligations under capital lease                  455,595               262,171
----------------------------------------------------------------------------------------------------------------
      Total current liabilities                                     13,803,736            11,353,846
----------------------------------------------------------------------------------------------------------------
Long-term debt to stockholders, net of discount                      1,568,875                     -
Long-term portion of obligations under capital lease                 1,433,127               754,751
----------------------------------------------------------------------------------------------------------------
      Total liabilities                                             16,805,738            12,108,597
----------------------------------------------------------------------------------------------------------------
Mandatorily redeemable convertible preferred stock:
   5% Series A Convertible Preferred Stock, $1 par value, 400 shares authorized, 345 and 400 shares issued and outstanding,
      respectively                                                   2,593,077             2,390,475
----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, no par value, 50,000,000 shares authorized,
      22,253,679 and 20,799,714 shares issued and outstanding,
      respectively                                                  30,318,553            29,114,774
   Additional paid-in capital                                        1,687,312             1,687,312
   Accumulated other comprehensive income                               33,998                (2,625)
   Accumulated deficit                                             (31,026,121)          (29,385,233)
----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                     1,013,742             1,414,228
----------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                  $ 20,412,557          $ 15,913,300
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS
                                                                             ENDED DECEMBER 31,
                                                                        1998                     1997
-----------------------------------------------------------------------------------------------------------------
Net sales                                                            $12,919,530              $ 9,675,823
Cost of goods sold                                                    10,940,081                7,522,657
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                           1,979,449                2,153,166
-----------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                                              534,274                  810,565
   Sales and marketing                                                   693,605                  671,672
   General and administrative                                          1,182,319                1,018,363
   Depreciation and amortization                                         235,148                1,067,205
   Bad debt expense                                                            -                  108,943
-----------------------------------------------------------------------------------------------------------------
      Total operating expenses                                         2,645,346                3,676,748
-----------------------------------------------------------------------------------------------------------------
Operating loss                                                          (665,897)              (1,523,582)
-----------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                                        18,110                   19,526
   Interest expense                                                     (293,883)                (155,132)
-----------------------------------------------------------------------------------------------------------------
Net loss                                                             $  (941,670)             $(1,659,188)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Reconciliation of net loss to net loss applicable to common stock:
   Net loss                                                          $  (941,670)             $(1,659,188)
   Preferred stock dividends and amortization of the value
      of the beneficial conversion feature on the preferred stock       (699,218)                       -
-----------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                  $(1,640,888)             $(1,659,188)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share                              $     (0.08)             $     (0.08)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares                              21,049,454               20,397,486
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS
                                                                             ENDED DECEMBER 31,
                                                                        1998                     1997
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $  (941,670)          $(1,659,188)
Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                       558,826             1,140,636
Changes in operating assets:
   Restricted cash                                                        138,176             1,471,985
   Accounts receivable, net                                            (3,189,305)           (1,024,605)
   Inventory                                                             (789,614)              711,931
   Prepaid expenses and other                                            (114,505)              (34,989)
   Accounts payable and accrued liabilities                               176,592              (800,572)
--------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                            (4,161,500)             (194,802)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                                (333,234)             (187,313)
Proceeds from sale of property and equipment                                    -                21,637
--------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                              (333,234)             (165,676)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt to stockholders                          2,000,000                     -
Payment of debt financing costs                                           (21,350)                    -
Proceeds from issuance of common stock                                          -                75,000
Draws on revolving credit note, net                                     3,035,788               150,803
Payments on capital lease obligations                                    (127,239)              (11,287)
Proceeds from exercise of stock options and warrants                      213,750               128,250
Other                                                                      36,623                     -
--------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                         5,137,572               342,766
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          642,838               (17,712)
Cash and cash equivalents, beginning of period                            253,107             1,990,017
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $   895,945           $ 1,972,305
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                             $   205,755           $   155,132
   Interest received                                                       18,110                19,526
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease additions                                                999,039                     -
   Issuance of stock warrants for debt financing costs                     75,000                     -
   Issuance of stock warrants in connection with issuance of
      debt to stockholders                                                461,538                     -
   Preferred stock dividends paid in common stock                           5,795                     -
   Preferred stock dividends accrued                                       43,125                     -
   Amortization of beneficial conversion feature on preferred stock       650,298                     -
   Conversion of preferred stock to common stock                          447,696                     -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended September 30, 1998 contained in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1998.

NOTE 2:  INVENTORY

         Inventory consists of the following:

                                          DECEMBER 31,    SEPTEMBER 30,
                                             1998             1998
--------------------------------------------------------------------------
Raw materials                            $3,564,113       $2,770,338
Work-in-process                             252,787          280,445
Finished goods                              170,209          173,888
--------------------------------------------------------------------------
Total inventory                          $3,987,109       $3,224,671
--------------------------------------------------------------------------
--------------------------------------------------------------------------

         Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

NOTE 3:  LONG-TERM DEBT

     In November 1998, the Company issued $2 million in debt with attached stock warrants to certain stockholders of the Company. The debt is due in two years and carries an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2 million stock warrants. Each warrant is exercisable into one share of common stock beginning on December 1, 1998, at an exercise price of $0.25 per share. The exercise price increases to $0.50 per share after August 1, 1999 and $1.00 per share after October 1, 2000. The warrants expire on November 1, 2001. The stock warrants and underlying shares of common stock carry no registration rights.

     The Company determined the fair value of the warrants to be approximately $462 thousand and has reflected this value as a discount on the debt. The debt discount is being amortized to interest expense over the life of the related debt. Long-term debt to stockholders consists of the following at December 31, 1998:

       -------------------------------------------------------------------------
       Notes payable to stockholders, interest of 10% per annum
                 Payable quarterly in cash or common stock,
                 Unsecured, due November 1, 2000                  $    2,000,000
                 Less - unamortized discount                            (431,125)
       --------------------------------------------------------------------------
       Long-term debt to stockholders, net of discount            $    1,568,875
       --------------------------------------------------------------------------
       --------------------------------------------------------------------------

     In connection with the placement and issuance of this debt, the Company incurred costs of $21 thousand and issued 100,000 stock warrants to the Company's chairman of the board and 25,000 stock warrants to its external counsel. Each warrant is exercisable for one share of common stock at $0.01 per share beginning on December 1, 1998, and the warrants expire on November 1, 2001. The stock warrants and underlying shares of common stock carry no registration rights. The Company valued the warrants at $0.60 per share, or $75 thousand. The total debt issuance costs of $96 thousand have been reflected in other noncurrent assets in the accompanying unaudited consolidated balance sheet and are being amortized over the life of the related debt.

NOTE 4:  PREFERRED STOCK

         Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement"), the Company issued 400 shares of its 5 percent Series A Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), for $4 million.

         The Series A Stock is convertible into the Company's common stock at the option of the holder beginning 90 days after the June 30, 1998 closing date. During the next 150 days, the holder agreed to convert no more than 15 percent per month of the Series A Stock if certain quarterly revenue targets were met by the Company through December 31, 1998. Such targets were met.
The Company also agreed to register the underlying common stock by October 15, 1998. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price based on 80 percent of the average of the three lowest prices of the common stock in the 30 consecutive days preceding each conversion. On the closing date, the variable conversion price was lower than the fixed conversion price, resulting in an immediate benefit to the preferred stockholders of approximately $1.4 million. The $1.4 million value of this beneficial conversion feature was reflected in additional paid-in capital and is being charged to the accumulated deficit through the earliest date of conversion. At December 31, 1998, $215 thousand of the value of the beneficial conversion feature remains to be amortized.

     The Series A Stock carries mandatory redemption rights that can be exercised by the holder if certain triggering events occur. These redemption rights could require the Company to redeem the Series A Stock for cash based on a formula provided in the Stock Purchase Agreement. The Company cannot estimate if or when the triggering events might occur nor the redemption price. Therefore, the mandatory redemption feature has not been valued. Should a triggering event occur, the Company will record a charge to the accumulated deficit equal to the difference between the redemption price and the carrying value of the Series A Stock.

         Dividends are payable quarterly in registered shares of common stock, but must be paid in cash upon the occurrence of certain events.

     Attached to the Series A Stock were warrants to purchase 199,999 shares of common stock at $3.00 per share. The warrants currently are exercisable and have a term of four years. The Company valued the warrants at approximately $284 thousand and reflected this amount in additional paid-in capital.

         During the three months ended December 31, 1998, the holder of the preferred stock converted 55 shares of Series A Stock into 473,965 common shares.

         At December 31, 1998, the carrying value of the Series A Stock consists of the following:

            -----------------------------------------------------------------
            Balance, September 30, 1998                       $     2,390,475
            Conversion of 55 shares of preferred stock
                        to 473,965 shares of common stock            (447,696)
            Amortization of beneficial conversion feature             650,298
            -----------------------------------------------------------------
                               Balance, December 31, 1998     $     2,593,077
            -----------------------------------------------------------------
            -----------------------------------------------------------------

NOTE 5:  LOSS PER SHARE

     Loss per share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common and common equivalent shares (if dilutive). Diluted loss per share is the same as basic loss per share since the effect of common equivalent shares and assumed conversion of the convertible preferred stock is antidilutive. Following is a reconciliation of the basic and diluted loss per share computations:

                                                        For the Three Months Ended
                                                               December 31,
                                                        1998                 1997
    ---------------------------------------------------------------------------------
    Net loss                                        $    (941,670)     $   (1,659,188)
    Less
            Preferred stock dividends                     (48,920)                  -
            Amortization of the value of the
               beneficial conversion feature
               on the preferred stock                    (650,298)                  -
-------------------------------------------------------------------------------------
         Net loss applicable to common stock
               (basic and diluted)                  $  (1,640,888)     $   (1,659,188)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
         Weighted average common shares used
              in computing basic and diluted
              Loss applicable to common stock
              per share                                21,049,454          20,397,486
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
         Loss applicable to common stock per
              Share (basic and diluted)             $       (0.08)     $        (0.08)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

NOTE 6:  COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments, as follows:

                                                               For the Three Months Ended
                                                                      December 31,
                                                              1998                   1997
           ----------------------------------------------------------------------------------
           Net loss, as reported                        $       (941,670)     $    (1,659,188)
           Foreign currency translation adjustment                36,623                    -
           ----------------------------------------------------------------------------------
           Comprehensive loss                           $       (905,047)     $    (1,659,188)
           ----------------------------------------------------------------------------------
           ----------------------------------------------------------------------------------

     The adoption of this standard had no net effect on the Company's net loss or stockholders' equity for the three months ended December 31, 1998 and 1997. Prior year financial statements have been reclassified to conform to the requirements of this standard.

NOTE 7:  SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of fiscal 1999. This standard establishes requirements for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this standard, operating segments are to be determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The disclosure provisions of this standard are not applicable for interim period in the year of adoption. The adoption of this new standard is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 8:  SUBSEQUENT EVENT

         In January 1999, the holder of the Series A Stock converted 90 shares of the Series A Stock into 693,744 common shares.

         In January 1999, 300,000 warrants relating to the long-term debt issuance referred to in Note 3 were exercised for 300,000 Common Shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three-month periods ended December 31, 1998 and 1997. It should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company's Annual Report Form 10-K for the year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 29, 1998. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1998 and references to quarterly periods refer to the Company's fiscal quarters ended December 31, 1998 and 1997.

         On November 2, 1998 the Company issued $2 million in debt with attached stock warrants to certain stockholders of the Company. The debt is due in two years and carries an interest rate of 10 percent per annum, due quarterly, and payable in either unregistered shares of common stock or cash, at the option of the Company.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the periods ended December 31, 1998 and 1997:

                                           THREE MONTHS ENDED
                                               DECEMBER 31,
                                           1998              1997
                                      --------------    -------------
         Net sales                        100.0%           100.0%
         Cost of goods sold                84.7%            77.7%
                                      --------------    -------------
         Gross profit                      15.3%            22.3%
                                      --------------    -------------
         Operating expenses:
            Research and development        4.1%             8.4%
            Sales and marketing             5.4%             6.9%
            General and administrative      9.2%            10.5%
            Depreciation and amortization   1.8%            11.0%
            Bad debt expense                0.0%             1.1%
                                      --------------    -------------
         Total operating expenses          20.5%            38.0%
                                      --------------    -------------
                                      --------------    -------------
         Operating loss                    (5.2)%          (15.7)%
                                      --------------    -------------
         Other (expense), net              (2.1)%           (1.4)%
                                      --------------    -------------
         Net loss                          (7.3)%          (17.1)%
                                      --------------    -------------
                                      --------------    -------------

NET SALES

     Net sales consist of build-to-order ("BTO") services, turnkey and off-the-shelf semiconductor memory modules, memory test solutions and licensing of its proprietary Tanisys Touch technology, less returns and discounts. Net sales increased 33.5% to $12.9 million in the first quarter of fiscal 1999 from $9.7 million in the first quarter of fiscal 1998. The increase in the first quarter of fiscal 1999 is due primarily to sales increases in the Company's Comprehensive Logistics and Supply Services ("CLASS") from new customers and its off-the-shelf and turnkey memory products, also primarily from new customers.

COST OF SALES AND GROSS PROFIT

         Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit declined to $2.0 million in the first quarter of fiscal 1999 from $2.2 million in first quarter of fiscal 1998. Expressed as a percent of sales, gross margin declined to 15.3% from 22.2% in the first quarters of fiscal 1999 and 1998, respectively. The decrease in gross profits was due to the increased manufacturing costs included in "cost of sales" and lower margins on turnkey and off-the-shelf memory components in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998. Cost of sales reflects a 137% increase in component placements in the first quarter of 1999 compared to the same period in fiscal 1998. Component placement costs are the main drivers of manufacturing expenses and are expected to increase in absolute dollars in the future due to increasing sales volumes. Per placement costs are expected to decline with increasing sales volume as fixed manufacturing expenses are spread over greater unit volumes.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel and employee compensation and engineering design consulting fees. Research and development expenses decreased to $534 thousand from $811 thousand in the first fiscal quarters of 1999 and 1998, respectively. The first quarter of fiscal 1998 reflected unusually high expenditures relating to the DarkHorse Sigma-3 memory tester and the development of a new family of memory modules. Expenses relating to research and development are expected to increase slightly in absolute dollars but decrease as a percentage of revenue.

SALES AND MARKETING

         Sales and marketing expenses include all compensation of employees and independent sales and marketing personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased $22 thousand to $694 thousand in the first quarter of fiscal 1999 from $672 thousand in the first quarter of fiscal 1998. The 3.2% increase in sales and marketing expenses versus the 33.5% increase in net sales for the same period reflects the change in customer base between the periods. Sales and marketing expenses will increase in future periods as expected increases in sales revenues materialize but are expected to decrease slightly when expressed as a percent of revenues.

GENERAL AND ADMINISTRATIVE

         General and administrative costs consist primarily of personnel costs and support costs, including compensation, employee benefits, utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $1.2 million in the first quarter of fiscal 1999 from $1.0 million in the first quarter of fiscal 1998. The increase was primarily due to the addition of the Scotland facility. General and administrative expenses are expected to remain relatively constant during fiscal 1999 and decrease when expressed as a percent of sales.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "cost of sales" and the amortization of intangibles, including goodwill incurred in the May 1996 acquisitions of 1st Tech Corporation ("1st Tech") and DarkHorse Systems, Inc. ("DarkHorse"). Depreciation and amortization decreased to $235 thousand in first quarter fiscal 1999 from $1.1 million in first quarter fiscal 1998. The decrease is due primarily to the complete amortization in

April 1998 of goodwill relating to the acquisitions of 1st Tech and DarkHorse. Depreciation expenses are expected to decrease as a percentage of revenue and increase in terms of absolute dollars with additional facility expansions and equipment purchases used in manufacturing and research and development.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net, consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a revolving credit note, capital leases and notes payable. A major portion of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) increased to $276 thousand in the first quarter of fiscal 1999 from $136 thousand in the first quarter of fiscal 1998. The increase is due primarily to interest expense relating to capital leases and long-term notes payable. The Company expects to continue to require borrowings to fund growth in accounts receivable and inventory in the future. The Company anticipates adding manufacturing capacity financed with additional capital leases and long-term notes, which will increase interest costs in future periods.

PROVISION FOR INCOME TAXES

     For the years ended September 30, 1998 and 1997, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $5.3 million and $6.0 million and for non-U.S. income tax purposes of approximately $369 thousand and $-0-, respectively. The loss carryforwards begin to expire in 2011. At September 30, 1998 and 1997, the Company had temporary differences resulting in future tax deductions of approximately $756 thousand and $513 thousand, respectively, principally representing tax basis in accrued liabilities and reserves. Deferred income tax assets from the loss carryforwards and asset basis differences aggregate approximately $6.9 million and $4.6 million at September 30, 1998 and 1997, respectively.

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

     During the first quarter of fiscal 1999, the Company generated $5.1 million in net cash from financing activities. The $5.1 million in fiscal 1999 consisted primarily of $2.0 million from issuance of debt to stockholders and $3.0 million from net draws on the Company's credit line. The Company used $4.2 million of cash in operating activities in the first quarter of fiscal 1999, of which $3.2 million was used to increase accounts receivable and $800 thousand was used to increase inventories. The increase in accounts receivable and inventory resulted from a 41% increase in sales during the same period. While management does not believe that the same inventory growth will occur in similar high growth quarters, sales increases, changes in customer mix, new customers, new products and product mix require working capital. Management anticipates inventory levels to drop during the second quarter and then grow as anticipated sales increase.

     The Company had $896 thousand in cash and a working capital deficit of $751 thousand at December 31, 1998. The Company anticipates that working capital will increase as manufacturing equipment is financed and reclassified as a long-term liability. Currently, the obligations are classified under "Accrued Liabilities" on the December 31, 1998 balance sheet. The anticipated increase in working capital will be $1.8 million, less the current portion. The Company also anticipates securing additional working capital from either debt or equity financing.

         Capital expenditures totaled approximately $333 thousand for the first quarter of fiscal 1999. The Company is planning to lease or finance through debt approximately $11.3 million of capital equipment during the remaining fiscal year in anticipation of customer demand. The actual commitment and purchase of the equipment will be dependent upon achieving certain sales levels.

         The Company believes that its existing funds, anticipated cash flows from operations and amounts available from future vendor credits, bank borrowings, operating and capital lease financing, long-term borrowings, the exercise of outstanding warrants and stock options and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

         There is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SIGNIFICANT CUSTOMER CONCENTRATION

         A significant percentage of the Company's net sales are produced by a relatively small number of customers. In the first quarter of fiscal 1999, the ten largest customers accounted for approximately 91.6% of net sales compared to approximately 68% in same period in fiscal 1998. Three customers represented 29.1%, 14.8% and 12.6%, respectively, in the first quarter of fiscal 1999. The customer representing 14.8% of sales in the first quarter of fiscal 1999 represented 29.5% of the Company's sales in the first quarter of fiscal 1998. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers in the first quarter of fiscal 1999 will continue to utilize the Company's products or services.

         One of the Company's largest customers has announced it will be purchased by a competing company and the operations of the two companies combined. While a relationship exists with the purchasing Company, Tanisys does not presently have a contractual relationship with the purchasing company. Management of the Company expects to benefit from the increased sales volumes resulting from the combined companies.

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

YEAR 2000 COMPLIANCE

     The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. The Company has assessed its Year 2000 requirements and believes that its major computer systems and programs are Year 2000 compliant and that the remaining systems are either already Year 2000 compliant or will become Year 2000 compliant as the Company continues to replace obsolete or non-functional systems as part of its normal asset replacement cycle. Therefore, the Company believes that its costs to become Year 2000 compliant have been immaterial and will continue to be immaterial in the future.

     The Company, however, could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers and others with which the Company does business fail to address the Year 2000 problem successfully. While the Company continues to gather data on the Year 2000 compliance status of its customers and suppliers, there can be no assurance that the Year 2000 problem, if experienced by such third parties, will not have a material adverse effect upon the Company's business, operating results and financial condition.

     Many companies may need to modify or upgrade their information systems to address the Year 2000 problem. The effects of this issue and of the efforts by other companies to address it are unclear. The Company believes that Year 2000 issues might affect the purchasing patterns of customers and prospective customers. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase services and products such as those offered by the Company.

         The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         At the date hereof, there are no pending, or to the best knowledge of the Company, threatened matters involving litigation involving the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) In November 1998, the Company issued $2 million in debt with attached stock warrants (the "Warrants") to certain stockholders of the Company (the "Noteholders"). The promissory notes evidencing the debt have a two-year term and bear interest at 10% per annum, with interest due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2 million stock warrants. Each warrant is exercisable into one share of common stock beginning December 1, 1998, at an exercise price of $0.25 per share, increasing to $0.50 per share after August 1, 1999 and to $1.00 per share from October 1, 2000 through the expiration date of November 1, 2001. 850,000 shares of common stock were issued upon exercise of the Warrants by the Noteholders as of December 31, 1998. The shares of common stock issuable in payment of dividends and underlying the warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of the Noteholders, including, among other things, as to their status as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D) and their ability to evaluate the merits and risks involved and that the Common Stock was acquired solely for their own account for investment and not with a view to distribution.

         Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement") among the Company, and KA Investments LDC, the Company issued 400 shares of its Five Percent Series A Convertible Preferred Stock, par value $1.00 per share and stated value of

         $10,000 per share (the "Series A Stock"), for consideration of $4 million. The Series A Stock is convertible into the Company's common stock at the option of the holder beginning 90 days after the June 30, 1998 closing date. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price based on 80 percent of the average of the three lowest prices of the common stock in the 30 consecutive days preceding each conversion. On the closing date, the variable conversion price was lower than the fixed conversion price, resulting in an immediate benefit to the preferred stockholder of approximately $1.4 million. The Series A Stock carries mandatory redemption rights that can be exercised by the holder if certain triggering events occur, which could require the Company to redeem the Series A Stock for cash based on a formula provided in the Stock Purchase Agreement. Dividends are payable quarterly in registered shares of common stock but must be paid in cash upon the occurrence of certain events. Attached to the Series A Stock were four-year warrants to purchase 199,999 shares of common stock at $3.00 per share. During the three months ended December 31, 1998, the holder of the preferred stock converted 55 shares of Series A Stock into 473,965 shares of common stock.

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

    EXHIBIT
     NUMBER                             DESCRIPTION
    -------                             -----------
      3.1      Articles of Incorporation of Tanisys Technology, Inc., as
               amended (Exhibit 3.1 to Form S-3 Registration Statement filed
               August 13, 1998)

      3.2      Restated Bylaws of the Company (Exhibit 3.5 to Form 10
               Registration Statement filed November 27, 1996)

     10.1      Form of Promissory Note issued by Tanisys Technology, Inc.
               in connection with $2 million debt closed November 2, 1998
               (filed herewith)

     10.2      Form of Warrant Agreement entered into between Tanisys
               Technology, Inc. and subscribers to the $2 million debt offering closed November 2, 1998, and form of attached
               Stock Purchase Warrant issued thereunder (filed herewith)

     27.1      Financial Data Schedule (filed herewith)

(b) CURRENT REPORTS ON 8-K:

    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TANISYS TECHNOLOGY, INC.

Date: February 15, 1999                By: /s/ JOE O. DAVIS
                                          ----------------------------
                                           Joe O. Davis
                                           SENIOR VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND
                                           CORPORATE SECRETARY
                                           (Duly authorized and Principal
                                           Financial Officer)

Date: February 15, 1999                By: /s/ DONALD R. TURNER
                                          ----------------------------
                                           Donald R. Turner
                                           CORPORATE CONTROLLER
                                           (Duly authorized and Principal
                                           Accounting Officer)