Form 10-Q
period 1999-03-31
TANISYS TECHNOLOGY INC
filed 1999-05-17
CIK 929775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q


(Mark One)
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999
                                       or
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
         For the transition period from       to


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

         Indicated below are the number of shares outstanding of the Registrant's common stock at April 30, 1999:

                                                  NUMBER OF SHARES
                    TITLE OF CLASS                   OUTSTANDING
                    --------------                   -----------
              Common Stock, no par value              23,688,589

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    INDEX

PART I     FINANCIAL INFORMATION
Item 1.    Interim Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - March 31, 1999 and September 30, 1998...........  3
           Consolidated Statements of Operations - For the Three Month and
             Six Month Periods Ended March 31, 1999 and 1998.............................  4
           Consolidated Statements of Cash Flows - For the Three Month and
             Six Month Periods Ended March 31, 1999 and 1998.............................  5
           Notes to Interim Consolidated Financial Statements (Unaudited)................  6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................. 10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................... 15

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings............................................................. 15
Item 2.    Changes in Securities and Use of Proceeds..................................... 15
Item 3.    Submission of Matters to a Vote of Security Holders........................... 16
Item 4.    Other Information............................................................. 16
Item 5.    Exhibits and Reports on Form 8-K.............................................. 16
SIGNATURES............................................................................... 19

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               MARCH 31,      SEPTEMBER 30,
                                                                                 1999             1998
============================================================================================================
 ASSETS
 Current assets:
    Cash and cash equivalents                                              $    1,560,540    $      253,107
    Restricted cash                                                                   208           154,271
    Trade accounts receivable, net of allowance of $332,648 and
      $406,157, respectively                                                    8,655,535         4,206,919
    Inventory                                                                   3,006,352         3,224,671
    Prepaid expenses and other                                                    861,899           643,398
------------------------------------------------------------------------------------------------------------
          Total current assets                                                 14,084,534         8,482,366
------------------------------------------------------------------------------------------------------------
 Property and equipment, net of accumulated depreciation of
    $3,974,407 and $3,053,548, respectively                                     5,409,179         6,751,800
 Other noncurrent assets                                                          754,014           679,134
------------------------------------------------------------------------------------------------------------
          Total assets                                                     $   20,247,727    $   15,913,300
============================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                       $    4,614,197    $    4,648,129
    Accrued liabilities                                                         1,984,716         4,177,286
    Revolving credit note                                                       7,063,787         2,266,260
    Current portion of obligations under capital lease                            447,567           262,171
------------------------------------------------------------------------------------------------------------
          Total current liabilities                                            14,110,267        11,353,846
------------------------------------------------------------------------------------------------------------
 Long-term debt to shareholders, net of discount                                1,616,886                 -
 Long-term portion of obligations under capital lease                           1,385,963           754,751
------------------------------------------------------------------------------------------------------------
          Total liabilities                                                    17,113,116        12,108,597
------------------------------------------------------------------------------------------------------------
 Mandatorily redeemable convertible preferred stock:
    5% Series A Convertible Preferred Stock, $1 par value, 400 shares authorized, 255 and 400 shares issued and outstanding,
       respectively                                                             2,075,679         2,390,475
------------------------------------------------------------------------------------------------------------
 Stockholders' equity:
    Common stock, no par value, 50,000,000 shares authorized,
       23,589,755 and 20,799,714 shares issued and outstanding,
       respectively                                                            31,412,397        29,114,774
    Additional paid-in capital                                                  1,687,312         1,687,312
    Accumulated other comprehensive loss                                         (19,523)           (2,625)
    Accumulated deficit                                                      (32,021,254)      (29,385,233)
------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                            1,058,932         1,414,228
------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                       $   20,247,727    $   15,913,300
============================================================================================================

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                       FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                          ENDED MARCH 31,               ENDED MARCH 31,
                                                                        1999           1998          1999          1998
===========================================================================================================================
 Net sales                                                           $14,519,943   $ 7,531,424   $ 27,439,473  $17,207,247
 Cost of goods sold                                                   11,859,173     6,266,533     22,799,254   13,789,190
---------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                          2,660,770     1,264,891      4,640,219    3,418,057
---------------------------------------------------------------------------------------------------------------------------
 Operating expenses:
    Research and development                                             645,955       666,550      1,180,229    1,477,115
    Sales and marketing                                                  965,633       682,234      1,659,238    1,353,906
    General and administrative                                         1,291,284     1,269,488      2,473,603    2,287,851
    Depreciation and amortization                                        222,019     1,064,621        457,167    2,131,826
    Bad debt expense                                                           -       133,000              -      241,943
---------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                     3,124,891     3,815,893      5,770,237    7,492,641
---------------------------------------------------------------------------------------------------------------------------
 Operating loss                                                         (464,121)   (2,551,002)    (1,130,018)  (4,074,584)
---------------------------------------------------------------------------------------------------------------------------
 Other income (expense):
    Interest income                                                       15,279        14,684         33,389       34,210
    Interest expense                                                    (328,570)     (152,090)      (622,453)    (307,222)
    Other                                                                 32,050             -         32,050            -
---------------------------------------------------------------------------------------------------------------------------
 Net loss                                                            $  (745,362)  $(2,688,408)  $ (1,687,032) $(4,347,596)
===========================================================================================================================
 Reconciliation of net loss to net loss applicable to common stock:
      Net loss                                                       $  (745,362)  $(2,688,408)  $(1,687,032)  $(4,347,596)
      Preferred stock dividends and amortization of the value
        of the beneficial conversion feature on the preferred stock     (249,837)            -      (949,055)            -
---------------------------------------------------------------------------------------------------------------------------
 Net loss applicable to common stock                                 $  (995,199)  $(2,688,408)  $(2,636,087)  $(4,347,596)
===========================================================================================================================
 Basic and diluted loss per common share                             $     (0.04)  $     (0.13)  $     (0.12)  $     (0.21)
===========================================================================================================================
 Weighted average number of common shares                             23,121,625    20,580,936    22,074,154    20,488,203
===========================================================================================================================

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                      ENDED MARCH 31,              ENDED MARCH 31,
                                                                    1999          1998            1999          1998
=========================================================================================================================
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $  (745,362)   $(2,688,408)   $(1,687,032)   $(4,347,596)
 Adjustment to reconcile net loss to net cash used
   in operating activities:
        Depreciation and amortization                               472,215      1,139,496      1,031,041      2,280,132
 Changes in operating assets:
      Restricted cash                                                15,887        (83,311)       154,063      1,388,674
      Accounts receivable, net                                   (1,341,224)       276,235     (4,530,529)      (748,370)
      Inventory                                                     975,726        228,349        186,112        940,280
      Prepaid expenses and other                                   (107,651)       (75,067)      (222,156)      (110,056)
 Changes in accounts payable and accrued liabilities               (240,361)     3,193,407        (63,769)     2,392,835
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in or provided by operating activities     (970,770)     1,990,701     (5,132,270)     1,795,899
-------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets                                         (297,167)    (2,328,353)      (630,401)    (2,515,666)
 Proceeds from sale of property and equipment                             -              -              -         21,637
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                    (297,167)    (2,328,353)      (630,401)    (2,494,029)
-------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt to shareholders                           -              -      2,000,000              -
 Payment of debt financing costs                                          -              -        (21,350)             -
 Proceeds from issuance of common stock                                   -        107,000              -        182,000
 Draws (payments) on revolving credit note, net                   1,761,739        (96,304)     4,797,527         54,499
 Payments on capital lease obligations                             (122,539)        (2,842)      (249,779)       (14,129)
 Proceeds from exercise of stock options and warrants               282,500        125,000        496,250        253,250
 Other                                                               10,832         (2,625)        47,455         (2,625)
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                1,932,532        130,229      7,070,103        472,995
-------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                   664,596       (207,423)     1,307,433       (225,135)
 Cash and cash equivalents, beginning of period                     895,945      1,972,305        253,107      1,990,017
-------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                       $ 1,560,540    $ 1,764,882    $ 1,560,540    $ 1,764,882
=========================================================================================================================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                      $   185,629    $   152,090    $   391,384    $   307,222
    Interest received                                                15,279         14,684        33,389          34,210
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capital lease additions                                          95,000              -      1,094,039              -
    Issuance of stock for satisfaction of accounts payable                -         32,000              -         32,000
    Issuance of stock warrants for compensation                           -              -         75,000              -
    Issuance of stock warrants in connection with
      issuance of debt to shareholders                                    -              -        461,538              -
    Preferred stock dividends paid in common stock                   45,973              -         51,768              -
    Preferred stock dividends accrued                                34,642              -         77,767              -
    Amortization of beneficial conversion feature on
      preferred stock                                               215,195              -        865,493              -
    Conversion of preferred stock to common stock                   732,593              -      1,180,289              -
=========================================================================================================================

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

NOTE 2:  INVENTORY

         Inventory consists of the following:

                                      MARCH 31,     SEPTEMBER 30,
                                         1999           1998
               ==================================================
               Raw materials       $  2,541,383     $  2,770,338
               Work-in-process          129,391          280,445
               Finished goods           335,578          173,888
               --------------------------------------------------
               Total inventory     $  3,006,352     $  3,224,671
               ==================================================

         Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

NOTE 3:  LONG-TERM DEBT

         In November 1998, the Company issued $2 million in debt with attached stock warrants to certain stockholders of the Company. The debt is due in two years and carries an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2 million stock warrants. Each warrant is exercisable into one share of common stock beginning on December 1, 1998, at an exercise price of $0.25 per share. The exercise price increases to $0.50 per share after August 1, 1999, and $1.00 per share after October 1, 2000. The warrants expire on November 1, 2001. The Noteholders, as of March 31, 1999, were issued 1,350,000 shares of common stock upon the exercise of the warrants. The stock warrants and underlying shares of common stock carry no registration rights.

         The Company determined the fair value of the warrants to be approximately $462 thousand, and has reflected this value as a discount on the debt. The debt discount is being amortized to interest expense over the life of the related debt. Long-term debt to shareholders consists of the following at March 31, 1999:

               =========================================================================
               Notes payable to shareholders, interest of 10% per annum
                 Payable quarterly in cash or common stock,
                 Unsecured, due November 1, 2000                          $   2,000,000
                 Less - unamortized discount                                   (383,114)
               -------------------------------------------------------------------------
               Long-term debt to shareholders, net of discount            $   1,616,886
               =========================================================================

         In connection with the placement and issuance of this debt, the Company incurred costs of $21 thousand and issued 100,000 stock warrants to the Company's chairman of the board and 25,000 stock warrants to its external counsel. Each warrant is exercisable into one share of common stock at $0.01 per share beginning on December 1, 1998, and the warrants expire on November 1, 2001. As of March 31, 1999, all of these warrants had been exercised for 125,000 shares of common stock. These shares of common stock carry no registration rights. The Company valued the warrants at $0.60 per share, or $75 thousand. The total debt issuance costs of $96 thousand have been reflected in other noncurrent assets in the accompanying unaudited consolidated balance sheet and are being amortized over the life of the related debt.

NOTE 4:  PREFERRED STOCK

         Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement"), the Company issued 400 shares of its 5 percent Series A Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), for $4 million.

         The Series A Stock is convertible into the Company's common stock at the option of the holder beginning 90 days after the June 30, 1998 closing date. The Company agreed to register the underlying common stock by October 15, 1998 and completed the registration on August 13, 1998. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price based on 80 percent of the average of the three lowest prices of the common stock in the 30 consecutive days preceding each conversion. On the closing date, the variable conversion price was lower than the fixed conversion price, resulting in an immediate benefit to the preferred stockholders of approximately $1.4 million. The $1.4 million value of this beneficial conversion feature was reflected as a discount to the carrying value of the preferred stock and as an increase to paid-in capital. As of March 31, 1999, the $1.4 million of the beneficial conversion feature was fully amortized and charged to accumulated deficit.

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

         Attached to the Series A Stock were warrants to purchase 199,999 shares of common stock at $3.00 per share. The warrants currently are exercisable and have a term of four years. The Company valued the warrants at approximately $284,000 and reflected this amount in additional paid-in capital.

         During the first quarter of fiscal 1999, the holder of the preferred stock converted 55 shares of preferred stock into 473,965 common shares. During the second quarter of fiscal 1999, the holder of the preferred stock converted an additional 90 shares of preferred stock into 693,744 common shares.

         At March 31, 1999, the carrying value of the Series A Stock consists of the following:

               ================================================================
               Balance, September 30, 1998                        $   2,390,475
                 Conversion of 145 shares of preferred stock
                   to 1,167,709 shares of common stock               (1,180,289)
                 Amortization of beneficial conversion feature          865,493
               ----------------------------------------------------------------
               Balance, March 31, 1999                            $   2,075,679
               ================================================================

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

                                              FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                       MARCH 31,                      MARCH 31,
                                                 1999             1998           1999           1998
==========================================================================================================
 Net loss                                   $  (745,362)    $  (2,688,408)  $ (1,687,032)   $ (4,347,596)
 Less-
      Preferred stock dividends                 (34,642)                -        (83,562)              -
      Amortization of the value of the
         beneficial conversion feature
         on the preferred stock                (215,195)                -       (865,493)              -
----------------------------------------------------------------------------------------------------------
 Net loss applicable to common stock
      (basic and diluted)                   $  (995,199)    $  (2,688,408)  $ (2,636,087)   $ (4,347,596)
==========================================================================================================
 Weighted average common shares used
      in computing basic and diluted
      Loss applicable to common stock
      Per share                              23,121,625        20,580,936     22,074,154      20,488,203
==========================================================================================================
 Loss applicable to common stock per
      Share (basic and diluted)             $     (0.04)    $       (0.13)  $      (0.12)   $      (0.21)
==========================================================================================================

NOTE 6:  COMPREHENSIVE INCOME

         Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments, as follows:

                                            FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                     MARCH 31,                          MARCH 31,
                                               1999             1998              1999             1998
===========================================================================================================
 Net loss, as reported                     $  (745,362)   $  (2,688,408)     $  (1,687,032)   $ (4,347,596)
 Foreign currency translation adjustment       (53,521)               -            (16,898)              -
-----------------------------------------------------------------------------------------------------------
 Comprehensive loss                        $  (798,883)   $  (2,688,408)     $  (1,703,930)   $ (4,347,596)
===========================================================================================================

         The adoption of this standard had no net effect on the Company's net loss or stockholders' equity for the three months and six months ended March 31, 1999 and 1998, respectively. Prior year financial statements have been reclassified to conform to the requirements of this standard.

NOTE 7:  SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of fiscal 1999. This standard establishes requirements for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this standard, operating segments are to be determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The disclosure provisions of this standard are not applicable for interim period in the year of adoption. The adoption of this new standard is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 8:  SUBSEQUENT EVENT(S)

         On May 11, 1999, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not comply with either of the net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq market. Nasdaq has requested that the Company provide it with plans for complying with the requirements. The Company appealed the Nasdaq notification and the appeal will be heard in late June 1999 before a panel authorized by the Nasdaq Board of Directors. In the event the Company cannot meet either of the net tangible asset requirements, the Company's stock will likely be delisted from the Nasdaq market. The Company is pursuing alternatives to comply with the requirements; however, there can be no assurance that it can achieve compliance or that the Company's common stock will not be delisted from the Nasdaq market. If the Company's common stock is delisted from the Nasdaq market, it would be traded in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the Nasdaq SmallCap Market's listing requirements. Consequently, selling the Company's common stock would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company's common stock. If the Company is able to regain compliance with the particular deficiency, the Company may be required to demonstrate its ability to sustain long-term compliance with other applicable maintenance criteria.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three and six-month periods ended March 31, 1999 and 1998. It should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company's Annual Report Form 10-K for the year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 29, 1998. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1998 and references to quarterly periods refer to the Company's fiscal quarters ended March 31, 1999 and 1998.

         On November 2, 1998 the Company issued $2 million in debt with attached stock warrants to certain stockholders of the Company. The debt is due in two years and carries an interest rate of 10 percent per annum, due quarterly, and payable in either unregistered shares of common stock or cash, at the option of the Company.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three and six-month periods ended March 31, 1999 and 1998:

                                                         FOR THE THREE          FOR THE SIX
                                                         MONTHS ENDED          MONTHS ENDED
                                                           MARCH 31,             MARCH 31,
                                                        1999     1998         1999     1998
=======================================================================     ================
 Net sales                                             100.0%   100.0%       100.0%   100.0%
 Cost of goods sold                                     81.7%    83.2%        83.1%    80.1%
-----------------------------------------------------------------------     -----------------
 Gross profit                                           18.3%    16.8%        16.9%    19.9%
-----------------------------------------------------------------------     -----------------
 Operating expenses:
             Research and development                    4.4%     8.9%         4.3%     8.6%
             Sales and marketing                         6.7%     9.1%         6.0%     7.9%
             General and administrative                  8.9%    16.9%         9.0%    13.3%
             Depreciation and amortization               1.5%    14.1%         1.7%    12.4%
             Bad debt expense                            0.0%     1.8%         0.0%     1.4%
-----------------------------------------------------------------------     -----------------
                        Total operating expenses        21.5%    50.7%        21.0%    43.5%
-----------------------------------------------------------------------     -----------------
 Operating loss                                        (3.2%)  (33.9%)       (4.1%)  (23.7%)
-----------------------------------------------------------------------     -----------------
 Other income (expense):
             Interest expense                          (2.3%)   (2.0%)       (2.3%)   (1.8%)
             Interest income                             0.2%     0.2%         0.2%     0.2%
             Other income                                0.2%     0.0%         0.1%     0.0%
-----------------------------------------------------------------------     -----------------
 Net loss                                              (5.1%)  (35.7%)       (6.1%)  (25.3%)
=======================================================================     =================

NET SALES

         Net sales consist of build-to-order ("BTO") services, turnkey and off-the-shelf semiconductor memory modules, memory test solutions and licensing of the Company's proprietary Tanisys Touch technology, less returns and discounts. Net sales increased 92.8% to $14.5 million in the second quarter of fiscal 1999 from $7.0 million in the same period of fiscal 1998. Net sales for the first six months of fiscal 1999 increased 59.5% to $27.4 million from $17.2 million in the same period of fiscal 1998. The increase in sales for the second quarter and first six months are due to sales increases across all product lines. While historical performance is no indicator of future performance, net sales have increased for the past three quarters. Historically, the industry has experienced seasonal decreases in sales during the third quarter but management believes that the Company can continue to generate quarter over quarter sales increases. Many factors will affect the Company's ability to increase and or maintain sales levels. See the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1998 for a more complete list of "Risk Factors."

COST OF SALES AND GROSS PROFIT

         Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased 110.4% to $2.7 million in the second quarter of fiscal 1999 from $1.3 million in the second quarter of fiscal 1998. Gross profit as a percent of sales increased to 18.3% from 16.8% in the second fiscal quarter over the same period of the prior year. Gross profit for the first six months of fiscal 1999 increased 35.8% to $4.6 million from $3.4 million in the same period of fiscal 1998. Gross profit as a percent of sales decreased to 16.9% from 19.9% for the first six months of fiscal 1999 over the same period the prior year. The increases in gross margin reflects the increasing sales during the respective periods. Variations in the gross margin percentages reflect the mix of the products sold and the differing margins achieved by each product. Gross margins have varied over the past six quarters from 11.3% to 24.5% depending on the mix of products sold.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel and employee compensation and engineering design consulting fees. Research and development expenses decreased by $21 thousand in the second quarter of fiscal 1999 to $646 thousand from $667 thousand in the second quarter of fiscal 1998. Research and development expenses for the first six months of fiscal 1999 decreased 20.1% to $1.2 million from $1.5 million in the same period of fiscal 1998. The decrease in spending over the same periods of last year reflects completion of the major architecture of the Company's Darkhorse Sigma 3 tester platform and the simultaneous decrease in the amount of research and development required on the Company's legacy Sigma 2 tester platform.

SALES AND MARKETING

         Sales and marketing expenses include all compensation of employees and independent sales and marketing personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased 42%, or $283 thousand to $966 thousand in the second quarter of fiscal 1999 from $682 thousand in the second quarter of fiscal 1998. Sales and marketing expenses as a percentage of sales in the second quarter of fiscal 1999 decreased to 6.7% from 9.1% in the second quarter of 1998. For the first six months of fiscal 1999 sales expenses increased 21% to $1.7 million from $1.4 million in the same period of fiscal 1998, an increase of $300 thousand. Sales and marketing expenses as a percentage of sales for the six months ended March 31, 1999 decreased to 6.0% from 7.9% as compared to the six months ended March 31, 1998. The increases in sales expenses represent increases in sales activities including commissions while the decreases as a percentage of sales are due to the increased sales volumes.

GENERAL AND ADMINISTRATIVE

         General and administrative costs consist primarily of personnel costs and support costs, including compensation, employee benefits, utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses for the second fiscal quarter were generally flat when compared to the second quarter of fiscal 1998. General and administrative expenses increased $200 thousand to $2.5 million in the first fiscal six months of fiscal 1999 from the $2.3 million in the first six months of fiscal 1998. The increase was primarily due to the addition of the Scotland facility. General and administrative expenses when expressed as a percentage of sales decreased to 8.9% in the second quarter of fiscal 1999 from 16.9% in the second quarter of fiscal 1998. General and administrative expenses when expressed as a percentage of sales for the first six months of fiscal 1999 decreased to 9.0% from 13.3% in the first six months of fiscal 1998.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "cost of sales" and the amortization of intangibles, including goodwill incurred in the May 1996 acquisitions of 1st Tech Corporation ("1st Tech") and DarkHorse Systems, Inc. ("DarkHorse"). Depreciation and amortization decreased to $222 thousand in second quarter of fiscal 1999 from the $1.1 million in second quarter of fiscal 1998. Depreciation and amortization decreased to $457 thousand in the first six months of fiscal 1999, from the $2.1 million in the first six months of fiscal 1998. The decrease is due primarily to the complete amortization in April 1998 of goodwill relating to the acquisitions of 1st Tech and DarkHorse. Depreciation and amortization when expressed as a percentage of sales decreased to 1.5% in the second quarter of fiscal 1999, from 14.1% in the second quarter of fiscal 1998. Depreciation and amortization when expressed as a percentage of sales for the first six months of fiscal 1999 decreased to 1.7% from 12.4% in the first six months of fiscal 1998.

         Depreciation expenses are expected to decrease as a percentage of revenue and increase in terms of absolute dollars with additional facility expansions and equipment purchases used in manufacturing and research and development.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net, consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a revolving credit note, capital leases and notes payable. A major portion of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) increased to $281 thousand in the second quarter of fiscal 1999 from $137 thousand in the second quarter of fiscal 1998. Other income (expense) increased to $557 thousand in the first six months of fiscal 1999, from the $273 thousand of the first six months of fiscal 1998. The increase is due primarily to interest expense relating to capital leases and long-term notes payable.

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

         During the second quarter of fiscal 1999, the Company generated $1.9 million in net cash from financing activities, primarily from net draws on the Company's revolving credit line, and used $971 thousand of cash in operating activities. For the first six months of fiscal 1999 the Company generated $7.1 million in net cash from financing activities of which $4.8 million was from net draws on the Company's revolving credit line and $2.0 million was from long term debt. The Company used $5.1 million of cash during the first six months of fiscal 1999 of which $4.5 million was used to increase accounts receivable.

         During the second quarter of fiscal 1999 the Company extended payment terms with some suppliers in order to increase the availability of on-hand cash. At the present time the Company is not in compliance with the agreed payment terms with many of its suppliers and there can be no assurance that such suppliers will continue to ship supplies to the Company if the Company does not comply with such terms.

     The Company had $1.6 million in cash and a working capital deficit of $26 thousand at March 31, 1999. The Company anticipates that working capital will increase as manufacturing equipment is financed and reclassified as a long-term liability.

         Capital expenditures totaled approximately $297 thousand for the second quarter of fiscal 1999 and a total of $630 thousand for the first six months of fiscal 1999. The Company anticipates, depending on customer demand, leasing or debt financing an estimated $10 million of capital equipment during the remaining fiscal year. The actual commitment and purchase of the equipment will be dependent upon achieving certain sales levels.

         The Company believes that its existing funds, anticipated cash flows from operations and amounts available from future vendor credits, bank borrowings, operating and capital lease financing, long-term borrowings, the exercise of outstanding warrants and stock options and equity financing will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

         There is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SUBSEQUENT EVENT(S)

         On May 11, 1999, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not comply with either of the net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq market. Nasdaq has requested that the Company provide it with plans for complying with the requirements. The Company appealed the Nasdaq notification and the appeal will be heard in late June 1999 before a panel authorized by the Nasdaq Board of Directors. In the event the Company cannot meet either of the net tangible asset requirements, the Company's stock will likely be delisted from the Nasdaq market. The Company is pursuing alternatives to comply with the requirements; however, there can be no assurance that it can achieve compliance or that the Company's common stock will not be delisted from the Nasdaq market. If the Company's common stock is delisted from the Nasdaq market, it would be traded in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the Nasdaq SmallCap Market's listing requirements. Consequently, selling the Company's common stock would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company's common stock. If the Company is able to regain compliance with the particular deficiency, the Company may be required to demonstrate its ability to sustain long-term compliance with other applicable maintenance criteria.

SIGNIFICANT CUSTOMER CONCENTRATION

         A significant percentage of the Company's net sales are produced by a relatively small number of customers. In the second quarter of fiscal 1999, the ten largest customers accounted for approximately 88% of net sales compared to approximately 79% in the same period in fiscal 1998. Four customers represented 24%,

13%, 12%, and 10%, respectively, in the second quarter of fiscal 1999. The customer representing 13% of sales in the second quarter of fiscal 1999 represented 46% of the Company's sales in same period of the prior year. In the first six months of fiscal 1999, the ten largest customers accounted for approximately 84% of net sales compared to approximately 71% in the same period of the prior year. Four customers represented 26%, 14%, 7%, and 11% respectively, in the first six months of fiscal 1999. The customer representing 14% of sales in the first six months of fiscal 1999 represented 36% of the Company's sales in the same period of the prior year. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers will continue to utilize the Company's products or services.

         One of the Company's largest customers, L.G. Semicon has been purchased by Hyundai Electronics Industries Co., Ltd. (Hyundai). As a result of this transaction, the operations of the two companies will be combined. While a relationship exists with Hyundai, Tanisys does not presently have a contractual relationship. Management of the Company expects to benefit from the increased sales volumes resulting from the combined companies.

         The Company in general has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers. Customer purchase orders are subject to change, cancellation, or delay with little or no consequence to the customer. The Company has experienced such changes and cancellations and expects to continue to do so in the future. The replacement of cancelled, delayed or reduced purchase orders with new business cannot be assured. The Company's business, financial condition and results of operations will depend significantly on its ability to obtain purchase orders from existing and new customers, upon the financial condition and success of its customers, the success of customers' products and the general economy. Factors affecting the industries of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

         The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. The Company has assessed its Year 2000 requirements and believes that its major computer systems and programs are Year 2000 compliant and that the remaining systems are either already Year 2000 compliant or will become Year 2000 compliant prior to December 31, 1999, as the Company continues to replace obsolete or non-functional systems as part of its normal asset replacement cycle. Therefore, the Company believes that its costs to become Year 2000 compliant have been immaterial and will continue to be immaterial in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.


                                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         At the date hereof, there are no pending, or to the best knowledge of the Company, threatened matters involving litigation involving the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) In November 1998, the Company issued $2 million in debt with attached stock warrants (the "Warrants") to certain stockholders of the Company (the "Noteholders"). The promissory notes evidencing the debt have a two-year term and bear interest at 10 percent per annum, with interest due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2 million stock warrants. Each warrant is exercisable into one share of common stock beginning December 1, 1998, at an exercise price of $0.25 per share, increasing to $0.50 per share after August 1, 1999 and to $1.00 per share from October 1, 2000 through the expiration date of November 1, 2001. 1,350,000 shares of common stock were issued upon exercise of the Warrants by the Noteholders as of March 31, 1999. The shares of common stock issued in payment of dividends and underlying the warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of the Noteholders, including, among other things, their status as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D) and their ability to evaluate the merits and risks involved and that the Common Stock was acquired solely for their own account for investment and not with a view to distribution.

         Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement") among the Company and KA Investments LDC, the Company issued 400 shares of its Five Percent Series A Convertible Preferred Stock, par value $1.00 per share and stated value of $10,000 per share (the "Series A Stock"), for consideration of $4 million. The Series A Stock is convertible into the Company's common stock at the option of the holder beginning 90 days after the June 30, 1998 closing date. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price based on 80 percent of the average of the three lowest prices of the common stock in the 30 consecutive days preceding each conversion. On the closing date, the variable conversion price was lower than the fixed conversion price, resulting in an immediate benefit to the preferred stockholder of approximately $1.4 million. The Series A Stock carries mandatory redemption rights that can be exercised by the holder if certain triggering events occur, which could require the Company to redeem the Series A Stock for cash based on a formula provided in the Stock Purchase Agreement. Dividends are payable quarterly in registered shares of common stock but must be paid in cash upon the occurrence of certain events. Attached to the Series A Stock were four-year warrants to purchase 199,999 shares of common stock at $3.00 per share. During the three months ended March 31, 1999, the holder of the Series A Stock converted 90 shares of Series A Stock into 693,744 shares of common stock.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on March 18, 1999, the following matters were adopted by the margins indicated:

         1. To elect directors Parris H. Holmes, Jr. and Theodore W. Van Duyn to serve until the 2002 Annual Meeting of Stockholders.

                           For:             18,285,025
                           Against:         263,650
                           Abstain:         N/A

         2. To ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1999.

                           For:             18,521,875
                           Against:         10,500
                           Abstain:         16,300

ITEM 4.  OTHER INFORMATION

         None.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

         The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

         EXHIBIT
         NUMBER                         DESCRIPTION
         ------                         -----------
         3.1      Articles of Incorporation of Tanisys Technology, Inc., as
                  amended (Exhibit 3.1 to Form S-3 filed August 13, 1998)

         3.2      Restated Bylaws of the Company (Exhibit 3.5 to General Form
                  for Registration of Securities on Form 10, filed November 27,
                  1996)

         4.1      Form of Common Stock Certificate (Exhibit 4.6 to General Form
                  for Registration of Securities on Form 10, filed November 27,
                  1996)

         4.2      Form of Class S Warrant Certificate (Exhibit 4.2 to December
                  31, 1997 Form 10-Q)

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

         10.19 Master Lease Agreement dated January 30, 1997 by and between the Company and Copelco Capital, Inc. (Exhibit 10.30 to March
                  31, 1997 Form 10-Q)

         10.20 Loan and Security Agreement, dated as of July 24, 1997, by and between Tanisys Technology, Inc., 1st Tech Corporation,
                  DarkHorse Systems, Inc., the Company and NationsCredit
                  Commercial Corporation, through its NationsCredit Commercial
                  Funding Division (Exhibit 10.32 to September 30, 1997 Form
                  10-K)

         10.21    Memory Module Corporate Purchase Agreement, dated July 22,
                  1997, by and between Tanisys Technology, Inc. and Compaq
                  Computer Corporation (Exhibit 10.33 to September 30, 1997 Form
                  10-K)

         10.22 Employment Agreement, dated as of September 11, 1997, by and between Tanisys Technology, Inc. and Don McCord (Exhibit 10.34 to September 30, 1997 Form 10-K)

         10.23 Employment Agreement, dated as of October 20, 1997, by and between Tanisys Technology, Inc. and Charles T. Comiso
                  (Exhibit 10.35 to September 30, 1997 Form 10-K)

         10.24 Employment Agreement, dated as of November 10, 1997, by and between Tanisys Technology, Inc. and Joseph C. Klein, Ph.D.
                  (Exhibit 10.36 to September 30, 1997 Form 10-K)

         10.25 Manufacturing Service Agreement dated February 2, 1998 by and between the Company and LG Semicon American, Inc. (Exhibit
                  10.37 to March 31, 1998 Form 10-Q)

         10.26 Manufacturing Service Agreement dated March 1, 1998 by and between the Company and Toshiba America Electronic Components,
                  Inc. (Exhibit 10.38 to March 31, 1998 Form 10-Q)

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

         10.29 Form of Promissory Note issued by Tanisys Technology, Inc. in connection with $2 million debt closed November 2, 1998
                  (Exhibit 10.1 to December 31, 1998 Form 10-Q)

         10.30    Form of Warrant Agreement entered into between Tanisys
                  Technology, Inc. and subscribers to the $2 million debt offering closed November 2, 1998, and form of attached Stock
                  Purchase Warrant issued thereunder (Exhibit 10.2 to December
                  31, 1998 Form 10-Q)

         21.1     Subsidiaries of the Company (Exhibit 21.1 to September 30,
                  1998 Form 10-K)

         27.1     Financial Data Schedule (filed herewith)

(b)  CURRENT REPORTS ON 8-K:

     None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TANISYS TECHNOLOGY, INC.


Date: May 17, 1999                     By: /s/ JOE O. DAVIS
                                          ------------------------------------
                                          Joe O. Davis
                                          SENIOR VICE PRESIDENT,
                                          CHIEF FINANCIAL OFFICER AND
                                          CORPORATE SECRETARY
                                          (Duly authorized and Principal
                                          Financial Officer)


Date: May 17, 1999                     By: /s/ DONALD R. TURNER
                                          ------------------------------------
                                          Donald R. Turner
                                          CORPORATE CONTROLLER
                                          (Duly authorized and Principal
                                          Accounting Officer)