Form 10-Q
period 1999-06-30
TANISYS TECHNOLOGY INC
filed 1999-08-16
CIK 929775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999
                                                      or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to

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

         Indicated below are the number of shares outstanding of the Registrant's common stock at July 30, 1999:

                                                         NUMBER OF SHARES
                           TITLE OF CLASS                  OUTSTANDING
                           --------------                  -----------
                    Common Stock, no par value              24,023,698

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I  FINANCIAL INFORMATION
Item 1.   Interim Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - June 30, 1999 and September 30, 1998.............................  3
           Consolidated Statements of Operations - For the Three Month and Nine Month Periods Ended
            June 30, 1999 and 1998........................................................................  4
           Consolidated Statements of Cash Flows - For the Three Month and Nine Month Periods
            Ended June 30, 1999 and 1998..................................................................  5
           Notes to Interim Consolidated Financial Statements ............................................  6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................................  10
Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................  15

PART II OTHER INFORMATION
Item 1.   Legal Proceedings...............................................................................  15
Item 2.   Changes in Securities and Use of Proceeds.......................................................  15
Item 4.   Other Information...............................................................................  16
Item 5.   Exhibits and Reports on Form 8-K ...............................................................  16
SIGNATURES................................................................................................  19

                                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                             JUNE 30,       SEPTEMBER 30,
                                                                               1999             1998
------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
      Cash and cash equivalents                                               $   556,435       $   253,107
      Restricted cash                                                             145,017           154,271
      Trade accounts receivable, net of allowance of $333,703 and
         $406,157, respectively                                                 7,912,558         4,206,919
      Inventory                                                                 3,554,099         3,224,671
      Prepaid expenses and other                                                  642,772           643,398
------------------------------------------------------------------------------------------------------------
         Total current assets                                                  12,810,881         8,482,366
------------------------------------------------------------------------------------------------------------
 Property and equipment, net of accumulated depreciation of
      $3,409,127 and $3,053,548, respectively                                   5,044,443         6,751,800
 Other noncurrent assets                                                          771,729           679,134
------------------------------------------------------------------------------------------------------------
         Total assets                                                         $18,627,053     $  15,913,300
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                        $ 5,473,137     $   4,648,129
      Accrued liabilities                                                       1,484,018         4,177,286
      Revolving credit note                                                     5,575,462         2,266,260
      Current portion of obligations under capital lease                          446,282           262,171
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                             12,978,899        11,353,846
------------------------------------------------------------------------------------------------------------
 Long-term debt to shareholders, net of discount                                1,668,484                 -
 Long-term portion of obligations under capital lease                           1,257,102           754,751
------------------------------------------------------------------------------------------------------------
         Total liabilities                                                     15,904,485        12,108,597
------------------------------------------------------------------------------------------------------------
 Mandatorily redeemable convertible preferred stock:
      5% Series A Convertible Preferred Stock, $1 par value, 400 shares authorized, 230 and 400 shares issued and outstanding,
         respectively                                                           1,872,181         2,390,475
------------------------------------------------------------------------------------------------------------
 Stockholders' equity:
      Common stock, no par value, 50,000,000 shares authorized,
         23,942,021 and 20,799,714 shares issued and outstanding,
         respectively                                                          31,729,174        29,114,774
      Additional paid-in capital                                                1,687,312         1,687,312
      Accumulated other comprehensive loss                                        (54,505)           (2,625)
      Accumulated deficit                                                     (32,511,594)      (29,385,233)
------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                               850,387         1,414,228
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                           $18,627,053     $  15,913,300
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

                                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                   FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                                    1999           1998           1999           1998
-------------------------------------------------------------------------------------------------------------------------
 Net sales                                                         $13,113,602   $ 6,774,445   $40,553,075   $23,981,692
 Cost of goods sold                                                 10,198,661     6,138,178    32,997,915    19,927,368
-------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                        2,914,941       636,267     7,555,160     4,054,324
-------------------------------------------------------------------------------------------------------------------------
 Operating expenses:
      Research and development                                         726,633       638,498     1,906,862     2,115,613
      Sales and marketing                                              876,568       739,684     2,535,806     2,093,590
      General and administrative                                     1,227,341     1,097,717     3,700,944     3,385,568
      Depreciation and amortization                                    213,341       479,361       670,508     2,611,187
      Bad debt expense                                                       -       108,925             -       350,868
-------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                     3,043,883     3,064,185     8,814,120    10,556,826
-------------------------------------------------------------------------------------------------------------------------
 Operating loss                                                       (128,942)   (2,427,918)   (1,258,960)   (6,502,502)
-------------------------------------------------------------------------------------------------------------------------
 Other income (expense):
      Interest income                                                    7,645        15,917        41,034        50,127
      Interest expense                                                (344,001)     (152,190)     (966,454)     (459,413)
      Other                                                              5,258             -        37,308             -
-------------------------------------------------------------------------------------------------------------------------
 Net loss                                                          $  (460,040)  $(2,564,191)  $(2,147,072)   (6,911,788)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
 Reconciliation of net loss to net loss applicable to common stock:
      Net loss                                                     $  (460,040)  $(2,564,191)  $(2,147,072)  $(6,911,788)
      Preferred stock dividends and amortization of the
       value of the beneficial conversion feature on the
       preferred stock                                                 (30,235)            -      (979,290)            -
-------------------------------------------------------------------------------------------------------------------------
 Net loss applicable to common stock                               $  (490,275)  $(2,564,191)  $(3,126,362)  $(6,911,788)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
 Basic and diluted loss per common share                           $     (0.02)  $     (0.12)  $     (0.14)  $     (0.34)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
 Weighted average number of common shares                           23,819,622    20,729,714    22,655,977    20,568,707
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                  TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                              FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,              ENDED JUNE 30,
                                                               1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $  (460,040)  $(2,564,191)  $(2,147,072)  $(6,911,788)
 Adjustment to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                              569,119       667,959     1,600,160     2,948,091
 Changes in operating assets:
   Restricted cash                                             (144,809)      142,653         9,254     1,531,327
   Accounts receivable, net                                     742,977       209,435    (3,787,552)     (538,935)
   Inventory                                                   (647,746)     (323,359)     (461,634)      616,921
   Prepaid expenses and other                                   150,287        52,257       (71,869)      (57,799)
 Changes in accounts payable and accrued liabilities            541,286     2,222,502       477,517     4,615,338
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by or (used in) operating activities     751,074       407,256    (4,381,196)    2,203,155
-------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets                                     (151,611)   (1,404,791)     (782,012)   (3,920,457)
 Proceeds from sale of property and equipment                          -            -             -        21,637
-------------------------------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                   (151,611)   (1,404,791)     (782,012)   (3,898,820)
-------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt to shareholders                       -             -     2,000,000             -
 Payment of debt financing costs                                      -             -       (21,350)            -
 Proceeds from issuance of preferred stock                            -     3,605,000             -     3,605,000
 Proceeds from issuance of common stock                               -             -             -       182,000
 Draws (payments) on revolving credit note, net              (1,488,325)     (903,427)    3,309,202      (848,928)
 Payments on capital lease obligations                         (110,975)      574,623      (360,754)      560,494
 Proceeds from exercise of stock options and warrants                 -             -       496,250       253,250
 Other                                                           (4,268)            -        43,188        (2,625)
-------------------------------------------------------------------------------------------------------------------
     Net cash (used in) or provided by financing  activities (1,603,568)    3,276,196     5,466,536     3,749,191
-------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents            (1,004,105)    2,278,661       303,328     2,053,526
 Cash and cash equivalents, beginning of period               1,560,540     1,764,882       253,107     1,990,017
-------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                   $   556,435   $ 4,043,543   $   556,435   $ 4,043,543
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                $   324,753   $   152,191   $   716,137   $   459,413
      Interest received                                           7,645        15,917        41,034        50,127
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Capital lease additions                                         -             -     1,094,039             -
      Issuance of stock warrants for compensation                30,000             -       105,000        32,000
      Issuance of stock warrants in connection with issuance
         of debt to shareholders                                      -             -       461,538             -
      Preferred stock dividends paid in common stock             33,279             -        85,047             -
      Preferred stock dividends accrued                          30,235             -       108,002             -
      Amortization of beneficial conversion feature on
         preferred stock                                              -             -       865,493             -
      Conversion of preferred stock to common stock             203,498             -     1,383,787             -
     Accrued fixed assets not acquired & other                        -             -      (889,209)            -
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

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

NOTE 2:  INVENTORY

         Inventory consists of the following:

                                         JUNE 30,       SEPTEMBER 30,
                                           1999              1998
-----------------------------------------------------------------------
 Raw materials                         $  2,706,214     $    2,770,338
 Work-in-process                            491,224            280,445
 Finished goods                             356,661            173,888
-----------------------------------------------------------------------
 Total inventory                       $  3,554,099     $    3,224,671
-----------------------------------------------------------------------
-----------------------------------------------------------------------

         Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

NOTE 3:  LONG-TERM DEBT

         In November 1998, the Company issued $2 million in debt with attached stock warrants to certain stockholders of the Company. The debt is due in two years and carries an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2 million stock warrants. Each warrant is exercisable into one share of common stock at an exercise price of $0.25 per share. The exercise price increases to $0.50 per share after August 1, 1999, and $1.00 per share after October 1, 2000. The warrants expire on November 1, 2001. Through June 30, 1999 the noteholders had been issued 1,350,000 shares of common stock upon the exercise of the warrants. The stock warrants and underlying shares of common stock carry no registration rights.

         The Company determined the fair value of the warrants to be approximately $462 thousand on the date of issuance, and has reflected this value as a discount on the debt. The debt discount is being amortized to interest expense over the life of the related debt. Long-term debt to shareholders consists of the following at June 30, 1999:

-----------------------------------------------------------------------------
Notes payable to shareholders, interest of 10% per annum
      Payable quarterly in cash or common stock,
      Unsecured, due November 1, 2000                          $   2,000,000
      Less - unamortized discount                                  (331,516)
-----------------------------------------------------------------------------
 Long-term debt to shareholders, net of discount               $   1,668,484
-----------------------------------------------------------------------------

         In connection with the placement and issuance of this debt, the Company incurred costs of $21 thousand and issued 100,000 stock warrants to the Company's chairman of the board and 25,000 stock warrants to its external counsel. Each warrant is exercisable into one share of common stock at $0.01 per share, and the warrants expire on November 1, 2001. As of June 30, 1999, all of these warrants had been exercised for 125,000 shares of common stock. These shares of common stock carry no registration rights. The Company valued the warrants at $0.60 per share, or $75 thousand. The total debt issuance costs of $96 thousand have been reflected in other noncurrent assets in the accompanying unaudited consolidated balance sheet and are being amortized over the life of the related debt.

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

         The Series A Stock carries mandatory redemption rights that can be exercised by the holder if certain triggering events occur. Subsequent to June 30, 1999, the Company's common stock was delisted from trading on the Nasdaq SmallCap Market, but is currently traded on the OTC Bulletin Board (see Note 8). The delisting was a triggering event under the Stock Purchase Agreement; however, the holder has not informed the Company of any intent to exercise its redemption rights. The Company cannot estimate if or when the holder will exercise its redemption rights. Therefore, the mandatory redemption feature has not been valued. Should the holder exercise its right, the Company will record a charge to the accumulated deficit equal to the difference between the redemption price and the carrying value of the Series A Stock.

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

         During the first two quarters of fiscal 1999, the holder of the preferred stock converted 145 shares of preferred stock into 1,167,709 common shares. During the third quarter of fiscal 1999, an additional 25 shares of preferred stock were converted into 252,017 common shares.

                  At June 30, 1999, the carrying value of the Series A Stock consists of the following:

----------------------------------------------------------------------------
Balance, September 30, 1998                                   $   2,390,475
      Conversion of 170 shares of preferred stock
         to 1,419,726 shares of common stock                     (1,383,787)
      Amortization of beneficial conversion feature                 865,493
----------------------------------------------------------------------------
 Balance, June 30, 1999                                       $   1,872,181
----------------------------------------------------------------------------

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

                                          FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                              1999             1998             1999           1998
----------------------------------------------------------------------------------------------------------
 Net loss                                   $  (460,040)    $(2,564,191)   $(2,147,072)    $(6,911,788)
 Less-
      Preferred stock dividends                 (30,235)              -       (113,797)              -
      Amortization of the value of the
         beneficial conversion feature
         on the preferred stock                       -               -       (865,493)              -
----------------------------------------------------------------------------------------------------------
 Net loss applicable to common stock
      (basic and diluted)                   $  (490,275)    $(2,564,191)   $(3,126,362)    $(6,911,788)
----------------------------------------------------------------------------------------------------------
 Weighted average common shares used in
      computing basic and diluted Loss
      applicable to common stock
      Per share                              23,819,622      20,729,714     22,655,977      20,568,707
----------------------------------------------------------------------------------------------------------
 Loss applicable to common stock per
      Share (basic and diluted)             $     (0.02)    $     (0.12)   $     (0.14)    $     (0.34)
----------------------------------------------------------------------------------------------------------

NOTE 6:  COMPREHENSIVE INCOME

         Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments, as follows:

                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                             1999             1998              1999             1998
-----------------------------------------------------------------------------------------------------------
 Net loss, as reported                     $  (460,040)   $  (2,564,191)     $  (2,147,072)   $ (6,911,788)
 Foreign currency translation
  adjustment                                   (34,982)               -            (51,880)              -
-----------------------------------------------------------------------------------------------------------
 Comprehensive loss                        $  (495,022)   $  (2,564,191)     $  (2,198,952)   $ (6,911,788)
-----------------------------------------------------------------------------------------------------------

         The adoption of this standard had no net effect on the Company's net loss or stockholders' equity for the three months and nine months ended June 30, 1999 and 1998, respectively. Prior year financial statements have been reclassified to conform to the requirements of this standard.

NOTE 7:  SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of fiscal 1999. This standard establishes requirements for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this standard, operating segments are to be determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The disclosure provisions of this standard are not applicable for interim periods in the year of adoption. The adoption of this new standard is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 8:  SUBSEQUENT EVENT(S)

         On May 11, 1999, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not comply with either of the net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market. Nasdaq had requested that the Company provide it with plans for complying with the requirements. The Company appealed the Nasdaq notification and the appeal was heard on June 24, 1999 before a panel authorized by the Nasdaq Board of Directors.

         The basis of the appeal was the Company's reliance on Nasdaq Market Place Rule 4310(c)(2) stating a $2,000,000 net tangible asset requirement. The Company believed that the calculation of "net tangible assets" to equal total assets, less intangibles, less total liabilities. However, in accordance with Nasdaq unwritten policy, the value of the Series A Convertible Preferred Stock (see Note 4) was excluded from the calculation of the Company's net tangible assets, putting the Company in a position of non-compliance.

         On July 27, 1999, the Company received notice that the Nasdaq Appeal Panel determined to delist the Company's securities from The Nasdaq SmallCap Market effective with the close of business July 27, 1999. The Company has appealed the decision and is considering alternatives to comply with the requirements for relisting on the Nasdaq SmallCap Market.

         The delisting was a triggering event of the Series A Stock, however, the holder has not informed the Company if or when the holder will exercise its redemption rights. (See Note 4)

         On July 28, 1999, the Company's stock began trading on the OTC Bulletin Board, which was established for securities that do not meet the Nasdaq SmallCap Market's listing requirements. Consequently, selling the Company's common stock could be more difficult because of the smaller quantities of shares that could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company could be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company's common stock. If the Company is able to regain compliance with the particular deficiency, the Company may be required to demonstrate its ability to sustain long-term compliance with other applicable maintenance criteria.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
         The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three and nine-month periods ended June 30, 1999 and 1998. It should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company's Annual Report Form 10-K for the year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 29, 1998. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1998 and references to quarterly periods refer to the Company's fiscal quarters ended June 30, 1999 and 1998.

         On November 2, 1998, the Company issued $2 million in debt with attached stock warrants to certain stockholders of the Company. The debt is due in two years and carries an interest rate of 10 percent per annum, due quarterly, and payable in either unregistered shares of common stock or cash, at the option of the Company.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three and nine-month periods ended June 30, 1999 and 1998:

                                                      FOR THE THREE          FOR THE NINE
                                                      MONTHS ENDED           MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                      1999      1998        1999      1998
-----------------------------------------------------------------------   -------------------
 Net sales                                               100%     100%         100%     100%
 Cost of goods sold                                       78%      91%          81%      83%
-----------------------------------------------------------------------   -------------------
 Gross profit                                             22%       9%          19%      17%
-----------------------------------------------------------------------   -------------------
 Operating expenses:
             Research and development                      6%       9%           5%       9%
             Sales and marketing                           6%      11%           6%       9%
             General and administrative                    9%      16%           9%      14%
             Depreciation and amortization                 2%       7%           2%      11%
             Bad debt expense                              0%       2%           0%       1%
-----------------------------------------------------------------------   -------------------
                        Total operating expenses          23%      45%          22%      44%
-----------------------------------------------------------------------   -------------------
 Operating loss                                           (1%)    (36%)         (3%)    (27%)
-----------------------------------------------------------------------   -------------------
 Other income (expense):
             Interest expense                             (3%)     (2%)         (2%)     (2%)
             Interest income                               0%       0%           0%       0%
             Other income                                  0%       0%           0%       0%
-----------------------------------------------------------------------   -------------------
 Net loss                                                 (4%)    (38%)         (5%)    (29%)
-----------------------------------------------------------------------   -------------------
-----------------------------------------------------------------------   -------------------

NET SALES

         Net sales consist of build-to-order ("BTO") services, turnkey and off-the-shelf semiconductor memory modules, memory test solutions and licensing of the Company's proprietary Tanisys Touch technology, less returns and discounts. Net sales increased 94% to $13.1 million in the third quarter of fiscal 1999 from $6.8 million in the same period of fiscal 1998. Net sales for the nine months of fiscal 1999 increased 69% to $40.6 million from $24.0 million in the same period of fiscal 1998. The increases in sales for the third quarter and the nine months are due to sales increases for both tester and memory products. While historical performance is no indicator of future performance, net sales have increased quarter over quarter for three out of the past four quarters. Memory sales have increased due to a larger proportion of modules sold on a turnkey basis where the price includes the Dynamic Random Access Memory (DRAM), versus modules manufactured on a contractual basis where the DRAM component is consigned. Many factors will affect the Company's ability to increase and/or maintain sales levels. See the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1998 for a more complete list of "Risk Factors."

COST OF SALES AND GROSS PROFIT

         Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased 358% to $2.9 million in the third quarter of fiscal 1999 from $636 thousand in the third quarter of fiscal 1998. Gross profit as a percent of sales increased to 22% from 9% in the third fiscal quarter over the same period of fiscal 1998. Gross profit for the nine months of fiscal 1999 increased 86% to $7.6 million from $4.1 million in the same period of fiscal 1998. Gross profit as a percent of sales increased to 19% from 17% for the nine months of fiscal 1999 over the same period of fiscal 1998. The increase in gross margin is a result of increased sales during the respective periods. The increase in tester sales has contributed a greater portion of the increase in gross margin than the turnkey memory products. Variations in the gross margin percentages reflect the mix of the products sold and the differing margins achieved by each product.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel and employee compensation and engineering design consulting fees. Research and development expenses increased by $88 thousand in the third quarter of fiscal 1999 to $727 thousand from $639 thousand in the same quarter of fiscal 1998. Research and development expenses for the nine months of fiscal 1999 decreased 10% to $1.9 million from $2.1 million in the same period of fiscal 1998. The decreases in spending over the same periods of last year reflect completion of the major architecture of the Company's Darkhorse Sigma 3 tester platform and the simultaneous decrease in the amount of research and development required on the Company's legacy Sigma 2 tester platform.

SALES AND MARKETING

         Sales and marketing expenses include all compensation of employees and independent sales and marketing personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased 19%, or $137 thousand to $877 thousand in the third quarter of fiscal 1999 from $740 thousand in same quarter of fiscal 1998. Sales and marketing expenses as a percentage of sales in the third quarter of fiscal 1999 decreased to 6% from 11% in the same quarter of 1998. For the nine months of fiscal 1999 sales and marketing expenses increased 21% to $2.5 million from $2.1 million in the same period of fiscal 1998, an increase of $442 thousand. Sales and marketing expenses as a percentage of sales for the nine months ended June 30, 1999 decreased to 6% from 9% as compared to the same period of fiscal 1998. The increases in sales expenses represent increases in sales activities, including commissions, while the decreases as a percentage of sales are due to the increased sales volumes.

GENERAL AND ADMINISTRATIVE

         General and administrative costs consist primarily of personnel costs and support costs, including compensation, employee benefits, utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses for the third fiscal quarter increased
12%, or $100 thousand, to $1.2 million from $1.1 million for the same quarter of fiscal 1998. General and administrative expenses increased $300 thousand to $3.7 million in the nine months of fiscal 1999 from the $3.4 million in the same period of fiscal 1998. The increase was primarily due to the addition of the Scotland facility. General and administrative expenses when expressed as a percentage of sales decreased to 9% in the third quarter of fiscal 1999 from 16% in the same quarter of fiscal 1998. General and administrative expenses when expressed as a percentage of sales for the nine months of fiscal 1999 decreased to 9% from 14% in the same period of fiscal 1998.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "cost of sales" and the amortization of intangibles, including goodwill incurred in the May 1996 acquisitions of 1st Tech Corporation ("1st Tech") and DarkHorse Systems, Inc. ("DarkHorse"). Depreciation and amortization decreased to $213 thousand in the third quarter of fiscal 1999 from the $479 thousand in the third quarter of fiscal 1998. Depreciation and amortization decreased to $671 thousand in the nine months of fiscal 1999, from the $2.6 million in the same period of fiscal 1998. The decrease is due primarily to the complete amortization in April 1998 of goodwill relating to the acquisitions of 1st Tech and DarkHorse. Depreciation and amortization when expressed as a percentage of sales decreased to 2% in the third quarter of fiscal 1999, from 7% in the same quarter of fiscal 1998. Depreciation and amortization when expressed as a percentage of sales for the nine months of fiscal 1999 decreased to 2% from 11% in the same period of fiscal 1998.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net, consists primarily of interest income less interest expense. Interest expense is attributable to borrowings from a revolving credit note, capital leases and notes payable. A major portion of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) increased to $331 thousand in the third quarter of fiscal 1999 from $136 thousand in the same quarter of fiscal 1998. Other income (expense) increased to $888 thousand in the nine months of fiscal 1999, from the $409 thousand of the same period of fiscal 1998. The increases are due primarily to interest expense relating to capital leases, increased borrowings on the Company's line of credit and the long-term debt to shareholders.

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

         During the third quarter of fiscal 1999, the Company utilized $1.6 million in net cash for financing activities, primarily to pay down the Company's revolving credit line, and generated $751 thousand of cash in operating activities. For the nine months of fiscal 1999, the Company generated $5.5 million in net cash from financing activities of which $3.3 million was from net draws on the Company's revolving credit line and $2.0 million was from long term debt. The Company utilized $4.4 million of cash in operations during the nine months of fiscal 1999, of which $3.8 million was associated with an increase in accounts receivable. Capital expenditures totaled approximately $152 thousand for the third quarter of fiscal 1999 and $782 thousand for the nine months of fiscal 1999. The Company had $556 thousand in cash and a working capital deficit of $168 thousand at June 30, 1999.

         In the second and third quarters of fiscal 1999, the Company extended payment terms with some suppliers in order to increase the availability of on-hand cash. At the present time, the Company is not in compliance with the agreed payment terms with many of its suppliers and there can be no assurance that such suppliers will continue to ship supplies to the Company if the Company does not comply with such terms.

         The Company requires additional equity and/or borrowings to meet its working capital needs, capital requirements and to supplement its existing funds, anticipated cash flows from operations and anticipated amounts available from future vendor credits, bank borrowings, operating and capital lease financing and long-term borrowings over the next 12 months. The Company is actively seeking additional or alternate source or sources of investment but there is no assurance that the Company will be able to locate an alternate source or sources for the required increase in its outstanding debt or that it will be successful in its attempts to raise a sufficient amount of funds in a subsequent equity offering or offerings. In such an event, the Company's inability to raise needed funds could have a material adverse effect on the Company.

SUBSEQUENT EVENT(S)

         On May 11, 1999, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not comply with either of the net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market. Nasdaq had requested that the Company provide it with plans for complying with the requirements. The Company appealed the Nasdaq notification, and the appeal was heard on June 24, 1999 before a panel authorized by the Nasdaq Board of Directors.

         The basis of the appeal was the Company's reliance on Nasdaq Market Place Rule 4310(c)(2) stating a $2,000,000 net tangible asset requirement. The Company believed that the calculation of "net tangible assets" to equal total assets, less intangibles, less total liabilities. However, in accordance with Nasdaq's unwritten policy, the value of the Series A Convertible Preferred Stock was excluded from the calculation of the Company's net tangible assets, putting the Company in a position of non-compliance.

         On July 27, 1999, the Company received notice that the Nasdaq Appeal Panel's decision to delist the Company's securities from The Nasdaq SmallCap Market effective with the close of business July 27, 1999. The Company has appealed the decision and is considering alternatives to comply with the requirements for relisting on the Nasdaq SmallCap.

         The delisting was a triggering event of the Series A Stock, however, the holder has not informed the Company if or when the holder will exercise its redemption rights.

         On July 28, 1999, the Company's stock began trading on the OTC Bulletin Board. which was established for securities that do not meet the Nasdaq SmallCap Market's listing requirements. Consequently, selling the Company's common stock could be more difficult because of the smaller quantities of shares that could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company could be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company's common stock. If the Company is able to regain compliance with the particular deficiency, the Company may be required to demonstrate its ability to sustain long-term compliance with other applicable maintenance criteria.

SIGNIFICANT CUSTOMER CONCENTRATION

         A significant percentage of the Company's net sales are produced by a relatively small number of customers. In the third quarter of fiscal 1999, the ten largest customers accounted for approximately 74% of net sales compared to approximately 76% in the same period in fiscal 1998. Four customers represented 17%, 15%, 11% and 9%, respectively, in the third quarter of fiscal 1999. The customer representing 17% of sales in the third quarter of fiscal 1999 represented 4% of the Company's sales in same period of fiscal 1998. In the nine months of fiscal 1999, the ten largest customers accounted for approximately 74% of net sales compared to approximately 68% in the same period of fiscal 1998. Four customers represented 10%, 11%, 20% and 11% respectively, in the nine months of fiscal 1999. The customer representing 20% of sales in the nine months of fiscal 1999 represented 6% of the Company's sales in the same period of fiscal 1998. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers will continue to utilize the Company's products or services.

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

YEAR 2000 COMPLIANCE

         The Year 2000 problem concerns the inability of certain computer systems to recognize the year 2000 appropriately when the last two digits of the year are entered in the date field. The Company has assessed its Year 2000 requirements and believes that its major computer systems and programs are Year 2000 compliant and that the remaining systems are either already Year 2000 compliant or will become Year 2000 compliant as the Company continues to replace obsolete or non-functional systems as part of its normal asset replacement cycle.

         The Company could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers, and others with which the Company does business fail to address the Year 2000 problem successfully. Many companies may need further modifications or upgrades to their information systems to address the Year 2000 problem. The impact that third parties will have on the Company's business, operating results and financial condition is unknown. While the Company continues to gather data on the Year 2000 compliance status of its customers and suppliers, there can be no assurance that the Year 2000 problem, if experienced by such third parties, will not have a material adverse effect upon the Company's business, operating results and financial condition.

         Management believes that the worst case scenario could include operational downtime, longer lead times, higher costs, and extended delays in the material supply chain. There can be no assurance that the Company's suppliers who are Year 2000 complaint will not experience problems. The effects are unknown, and are uncertain; therefore, no assurances can be made concerning Year 2000 readiness.

         The Company initiated a Year 2000 compliance project in October 1996, it is currently 88% compliant with the entire project, and all critical business systems are 100% compliant. Management expects to spend an additional $36 thousand for the completion of this project. There has been no deferral of information technology projects due to accommodate the Year 2000 project.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) In November 1998, the Company issued $2 million in debt with attached stock warrants (the "Warrants") to certain stockholders of the Company (the "Noteholders"). The promissory notes evidencing the debt have a two-year term and bear interest at 10 percent per annum, with interest due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2 million stock warrants. Each warrant is exercisable into one share of common stock beginning December 1, 1998, at an exercise price of $0.25 per share, increasing to $0.50 per share after August 1, 1999 and to $1.00 per share from October 1, 2000 through the expiration date of November 1, 2001. 1,350,000 shares of common stock were issued upon exercise of the Warrants by the Noteholders as of June 30, 1999. The shares of common stock issued in payment of dividends and underlying the warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of the Noteholders, including, among other things, their status as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D) and their ability to evaluate the merits and risks involved and that the Common Stock was acquired solely for their own account for investment and not with a view to distribution.

         Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement") among the Company and KA Investments LDC, the Company issued 400 shares of its

         Five Percent Series A Convertible Preferred Stock, par value $1.00 per share and stated value of $10,000 per share (the "Series A Stock"), for consideration of $4 million. The Series A Stock is convertible into the Company's common stock at the option of the holder beginning 90 days after the June 30, 1998 closing date. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price based on 80 percent of the average of the three lowest prices of the common stock in the 30 consecutive days preceding each conversion. On the closing date, the variable conversion price was lower than the fixed conversion price, resulting in an immediate benefit to the preferred stockholder of approximately $1.4 million.
         The Series A Stock carries mandatory redemption rights that can be exercised by the holder if certain triggering events occur, which could require the Company to redeem the Series A Stock for cash based on a formula provided in the Stock Purchase Agreement. Dividends are payable quarterly in registered shares of common stock but must be paid in cash upon the occurrence of certain events. Attached to the Series A Stock were four-year warrants to purchase 199,999 shares of common stock at $3.00 per share. During the three months ended June 30, 1999, the holder of the Series A Stock converted 25 shares of Series A Stock into 252,017 shares of common stock. During the nine months ended June 30, 1999, a total of 170 preferred stock shares have been converted to 1,419,726 common shares.

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

                           TANISYS TECHNOLOGY, INC.

Date: August 16, 1999      By:  /s/ JOE O. DAVIS
                              -------------------------------------------
                              Joe O. Davis
                              SENIOR VICE PRESIDENT,
                              CHIEF FINANCIAL OFFICER AND CORPORATE SECRETARY (Duly authorized and Principal Financial Officer)


Date: August 16, 1999      By:  /s/ DONALD R. TURNER
                              -------------------------------------------
                              Donald R. Turner
                              CORPORATE CONTROLLER
                              (Duly authorized and Principal Accounting Officer)