Form 10-Q
period 1999-12-31
TANISYS TECHNOLOGY INC
filed 2000-02-22
CIK 929775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q


(Mark One)
 /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1999
                                       or
 / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
         For the transition period from       to


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

         Indicated below is the number of shares outstanding of the Registrant's common stock at February 18, 2000:

                                                             NUMBER OF SHARES
                           TITLE OF CLASS                      OUTSTANDING
                           --------------                      -----------
                     Common Stock, no par value                 36,492,780

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I     FINANCIAL INFORMATION
Item 1.         Interim Consolidated Financial Statements (Unaudited)
                 Consolidated Balance Sheets - December 31, 1999 and September 30, 1999...............   3
                 Consolidated Statements of Operations - For the Three Months Ended
                  December 31, 1999 and 1998..........................................................   4
                 Consolidated Statements of Cash Flows - For the Three Months Ended
                  December 31, 1999 and 1998..........................................................   5
                 Notes to Interim Consolidated Financial Statements ..................................   6
Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.......................................................................   10
Item 3.          Quantitative and Qualitative Disclosures About Market Risk...........................   13

PART II    OTHER INFORMATION
Item 1.           Legal Proceedings...................................................................   13
Item 2.           Changes in Securities and Use of Proceeds...........................................   13
Item 3.           Defaults upon Senior Securities.....................................................   13
Item 5.           Other Information...................................................................   13
Item 6.           Exhibits and Reports on Form 8-K ...................................................   13
SIGNATURES............................................................................................   15


                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                               1999             1999
------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
      Cash and cash equivalents                                              $     64,776     $     684,949
      Restricted cash                                                                   -           290,511
      Trade accounts receivable, net of allowance of $192,261 and
         $333,703, respectively                                                 1,585,793         1,977,390
      Inventory                                                                   312,910           540,458
      Prepaid expenses and other                                                  252,315           205,974
      Net current assets of discontinued operations                                     -         7,610,991
------------------------------------------------------------------------------------------------------------
         Total current assets                                                   2,215,794        11,310,273
 Property and equipment, net of accumulated depreciation of
      $840,063 and $747,988, respectively                                         404,316           496,391
 Other noncurrent assets                                                           57,594            60,680
 Net other assets of discontinued operations                                            -         4,946,235
------------------------------------------------------------------------------------------------------------
         Total Assets                                                        $  2,677,704     $  16,813,579
============================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                       $    732,740     $   1,199,200
      Accrued liabilities                                                         480,469           529,087
      Revolving credit note                                                       745,899         1,978,403
      Note payable to stockholder                                                 200,000                 -
      Current portion of obligations under capital lease                           25,395            30,939
      Net current liabilities of discontinued operations                        2,241,297        14,191,919
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                              4,425,800        17,929,548
 Long-term debt to stockholders, net of discount                                1,780,440         1,722,749
 Long-term portion of obligations under capital lease                               9,920             9,920
 Net other liabilities of discontinued operations                                       -         1,023,982
------------------------------------------------------------------------------------------------------------
         Total liabilities                                                      6,216,160        20,686,199
------------------------------------------------------------------------------------------------------------
 Mandatorily redeemable convertible preferred stock:
      5% Series A Convertible Preferred Stock, $1 par value, 400 shares authorized, 210 and 225 shares issued and outstanding,
         respectively                                                           1,709,383         1,831,483
------------------------------------------------------------------------------------------------------------
 Stockholders' equity:
      Common stock, no par value, 50,000,000 shares authorized,
          25,095,760 and 24,390,404 shares issued and outstanding,
         respectively                                                          32,171,214        31,968,495
      Additional paid-in capital                                                1,687,312         1,687,312
      Accumulated deficit                                                     (39,106,365)      (39,359,910)
------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                            (5,247,839)       (5,704,103)
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                          $  2,677,704     $  16,813,579
============================================================================================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                  ENDED DECEMBER 31,
                                                                  1999           1998
-------------------------------------------------------------------------------------------
 Net sales                                                       $ 2,016,660   $ 1,650,909
 Cost of goods sold                                                  758,138       868,347
-------------------------------------------------------------------------------------------
 Gross profit                                                      1,258,522       782,562
-------------------------------------------------------------------------------------------
 Operating expenses:
      Research and development                                       318,625       374,246
      Sales and marketing                                            324,558       299,868
      General and administrative                                     165,068       150,423
      Depreciation and amortization                                   54,452        38,296
-------------------------------------------------------------------------------------------
        Total operating expenses                                     862,703       862,833
-------------------------------------------------------------------------------------------
 Operating income (loss)                                             395,819       (80,271)
 Other income (expense):
      Interest income                                                  2,899         5,714
      Interest expense                                               (90,561)      (78,976)
      Other                                                          (28,293)            -
-------------------------------------------------------------------------------------------
 Net income (loss) before discontinued operations                    279,864      (153,533)
 Loss from discontinued operations                                         -      (788,137)
-------------------------------------------------------------------------------------------
 Net income (loss)                                                 $ 279,864    $ (941,670)
===========================================================================================
 Income (loss) from continuing operations                          $ 279,864    $ (153,533)
    Preferred stock dividend and amortization of the value of the
      beneficial conversion feature on the preferred stock           (27,212)     (699,218)
-------------------------------------------------------------------------------------------
 Net income (loss) from continuing operations applicable
    to common stockholders                                           252,652      (852,751)
 Loss from discontinued operations                                         -      (788,137)
-------------------------------------------------------------------------------------------
 Net income (loss) applicable to common stockholders               $ 252,652   $(1,640,888)
===========================================================================================
Basic income (loss) per common shares:
   Income (loss) from continuing operations applicable
      to common stockholders
                                                                    $   0.01     $   (0.04)
   Loss from discontinued operations                                       -         (0.04)
-------------------------------------------------------------------------------------------
  Net loss applicable to common stock                               $   0.01     $   (0.08)
===========================================================================================
 Diluted income (loss) per common shares:
   Income (loss) from continuing operations applicable
      to common stockholders                                        $   0.01     $   (0.04)
   Loss from discontinued operations                                       -         (0.04)
-------------------------------------------------------------------------------------------
  Net loss applicable to common stock                               $   0.01     $   (0.08)
===========================================================================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                               ENDED DECEMBER 31,
                                                               1999          1998
---------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $ 279,864     $ (941,670)
 Deduct: Net loss from discontinued operations                        -       (788,137)
---------------------------------------------------------------------------------------
 Net income (loss) from continuing operations                   279,864       (153,533)
 Adjustment to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                           92,075         51,884
 Changes in operating assets:
      Restricted cash                                           290,511        138,176
      Accounts receivable, net                                  391,597       (924,455)
      Inventory                                                 227,548       (218,456)
      Prepaid expenses and other                                (46,341)       (22,197)
      Other noncurrent assets                                     3,086         (9,294)
      Accounts payable                                         (466,460)       388,762
      Accrued liabilities                                       (48,618)      (184,598)
---------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities of
           continuing operations                                723,262       (933,711)
---------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets                                            -        (36,110)
---------------------------------------------------------------------------------------
       Net cash used in investing activities of continuing
           operations                                                 -        (36,110)
---------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt to stockholders                       -      2,000,000
 Draws (repayments) on revolving credit note, net            (1,232,504)       857,003
 Payment of debt financing costs                                 57,691              -
 Proceeds from issuance of debt to stockholder                  200,000              -
 Proceeds from exercise of stock options and warrants                 -        213,750
 (Payments) on capital lease obligations                         (5,544)        73,213
---------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities of
           continuing operations                               (980,357)     3,143,966
---------------------------------------------------------------------------------------
 Net cash used in discontinued operations                      (363,078)    (1,649,607)
---------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents          (620,173)       524,538
 Cash and cash equivalents at beginning of period               684,949        239,446
---------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                   $  64,776    $   763,984
=======================================================================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                    $84,952        $78,976
      Interest received                                           2,899          5,714
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Capital lease additions                                         -        999,039
      Issuance of stock warrants for compensation                     -         75,000
      Issuance of stock warrants in connection with issuance
         of debt to stockholders                                      -        461,538
      Preferred stock dividends paid in common stock             27,212          5,795
      Preferred stock dividends accrued                          25,829         43,125
      Amortization of beneficial conversion feature on
         preferred stock                                              -        650,298
      Conversion of preferred stock to common stock             122,099        447,696
=======================================================================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            TANISYS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the accounts of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse"), Rosetta Marketing and Sales Inc., and Tanisys (Europe) Ltd., located in Scotland (collectively, the "Company"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended September 30, 1999 contained in the Company's Form 10-K filed with the Securities and Exchange Commission on February 23, 2000.

         The Company designs, manufactures and markets memory module test systems and provides design services in conjunction with the licensing of its touch sensor products.

         On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe), Ltd. The assets and liabilities and the loss from the sale of the memory module manufacturing business have been included in the accompanying interim consolidated financial statements as discontinued operations.

NOTE 2.    DISCONTINUED OPERATIONS

         On December 9, 1999, the Company sold certain assets of its memory module manufacturing business, including all the stock of Tanisys (Europe) Ltd., a wholly owned subsidiary of the Company located in Scotland. The sale also included the assumption of certain liabilities by the buyer. The results of the memory module manufacturing business have been classified as discontinued, and prior periods have been restated to reflect the sale.

         The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999. Included in the loss is an accrual of $2,241,297 as of December 31, 1999, which represents the Company's best estimate of the remaining costs associated with the disposition of the discontinued operations.

NOTE 3:  INVENTORY

         Inventory consists of the following:

                                           DECEMBER 31,     SEPTEMBER 30,
                                              1999              1999
   ----------------------------------------------------------------------
    Raw materials                            $ 162,731          $ 297,252
    Work-in-process                             32,409             21,648
    Finished goods                             117,770            221,558
   ----------------------------------------------------------------------
    Total inventory                          $ 312,910          $ 540,458
   ======================================================================

         Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

NOTE 4:  LONG-TERM DEBT

         In November 1998, the Company issued $2 million in debt with attached stock warrants to certain stockholders of the Company. The debt is due in two years and carries an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2 million stock warrants. Each warrant is exercisable into one share of common stock beginning on December 1, 1998, at an exercise price of $0.25 per share. The exercise price increases to $0.50 per share after August 1, 1999 and $1.00 per share after October 1, 2000. The warrants expire on November 1, 2001. The Noteholders, as of December 31, 1999, were issued 1,600,000 shares of common stock upon the exercise of certain warrants. The stock warrants and underlying shares of common stock carry no registration rights.

         The Company determined the fair value of the warrants to be approximately $461,538 and has reflected this value as a discount on the debt. The debt discount is being amortized to interest expense over the life of the related debt. Long-term debt to stockholders consists of the following at December 31, 1999:

-------------------------------------------------------------------------------------------
Notes payable to stockholders, interest of 10% per annum
         Payable quarterly in cash or common stock,
         Unsecured, due November 1, 2000                                     $   2,000,000

         Less - unamortized discount                                              (219,560)
-------------------------------------------------------------------------------------------
 Long-term debt to stockholders, net of discount                             $   1,780,440
===========================================================================================

         In connection with the placement and issuance of this debt, the Company incurred costs of $21,000 and issued 100,000 stock warrants to the Company's chairman of the board and 25,000 stock warrants to its external counsel. Each warrant is exercisable into one share of common stock at $0.01 per share beginning on December 1, 1998, and the warrants expire on November 1, 2001. As of December 31, 1999, all of these warrants had been exercised for 125,000 shares of common stock. These shares of common stock carry no registration rights. The Company valued the warrants at $0.60 per share, or $75,000. The total debt issuance costs of $96,000 have been reflected in other noncurrent assets in the accompanying consolidated balance sheet and are being amortized over the life of the related debt.

NOTE 5:  PREFERRED STOCK

         Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement"), the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), for $4 million.

         The Series A Stock is convertible into the Company's no par value common stock ("Common Stock") at the option of the holder. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price. The Company has valued this beneficial conversion feature at $1,403,509 and has reflected this amount in additional paid-in capital and as a charge to the accumulated deficit. The $1,403,509 beneficial conversion feature was fully amortized and changed to accumulated deficit as of the quarter ended March 31, 1999.

         The Series A Stock carries mandatory redemption rights that can be exercised by the holder if certain triggering events occur. On July 27, 1999, the Company's Common Stock was delisted from trading on the NASDAQ SmallCap Market, but is currently traded on the NASDAQ OTC Bulletin Board. The delisting was a triggering event under the Stock Purchase Agreement; however, the holder has not informed the Company of any intent to exercise its redemption rights. The Company cannot estimate if or when the holder will exercise its redemption rights. Therefore, the mandatory redemption feature has not been valued. Should the holder exercise its rights, the Company will record a charge to the accumulated deficit equal to the difference between the redemption price and the carrying value of the Series A Stock.

         Dividends are payable quarterly in either cash or shares of Common Stock, but must be paid in cash upon the occurrence of certain events. For the quarters ended December 31, 1999 and December 31, 1998, the Company paid dividends of $27,212 and $5,795 by issuing 78,104 shares and 5,000 shares of Common Stock, respectively.

         Attached to the Series A Stock were warrants to purchase 199,999 shares of Common Stock at $3.00 per share. The warrants currently are exercisable and have a term of four years. The Company has valued the warrants at $283,803 and has reflected this amount in additional paid-in capital during the year ended September 30, 1998.

         During the quarter ended December 31, 1999, the Company converted 15 shares of preferred stock for 528,289 shares of common stock.

         At December 31, 1999, the carrying value of the Series A Stock consists of the following:

      Balance, October 1, 1999                                  $  1,831,483
        Conversion of preferred stock for common stock              (122,100)
                                                               --------------

      Balance, December 31, 1999                                $  1,709,383
                                                               ==============



NOTE 6:  EARNINGS PER SHARE

         Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarter ended December 31, 1999, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the conversion of convertible preferred stock. For the quarter ended December 31, 1998, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been antidilutive. The following table provides a reconciliation between basic and diluted shares outstanding:

                                                 FOR THE THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                  1999                1998
---------------------------------------------------------------------------
 Net income (loss)                            $  279,864       $  (941,670)
 Less-
      Series A Stock dividends                   (27,212)          (48,920)
      Amortization of the value of the
         beneficial conversion feature
         on the Series A Stock                         -          (650,298)
---------------------------------------------------------------------------
 Net income (loss) applicable to Common
       Stock (basic and diluted)               $ 252,652      $ (1,640,888)
===========================================================================
 Weighted average number of Common
     Shares used in basis earning per share   24,847,989        21,049,454

 Effect of dilutive securities
     Stock Options                             2,103,942                 -
     Warrants                                    919,999                 -
     Series A Stock                            9,905,660                 -
---------------------------------------------------------------------------
   Weighted average number of Common
        Shares and dilutive potential
        common stock used in dilutive
        earning per share                     37,777,590        21,049,454
---------------------------------------------------------------------------

The following calculates the amount used in computing diluted earnings per share and the effect on income:

                   Diluted earnings per share:
                      Income from continuing operations
                        applicable to common stockholders                        $ 252,652
                     Income impact of assumed conversions:
                       Series A Stock dividends                                     27,212
                                                                        -------------------
                   Net income applicable to common
                      stockholders after assumed conversion
                      of dilutive securities                                     $ 279,864
                                                                        ===================

NOTE 7:  COMPREHENSIVE INCOME

         Effective October 1, 1998, the Company adopted SFAS No. 130,
"Reporting Comprehensive Income." This standard establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments, as follows:

                                            FOR THE THREE MONTHS ENDED
                                                   DECEMBER 31,
                                               1999           1998
-------------------------------------------------------------------------
 Net income (loss), as reported               $ 279,864      $ (941,670)
 Foreign currency translation adjustment              -          36,623
-------------------------------------------------------------------------
 Comprehensive loss                           $ 279,864      $ (905,047)
=========================================================================

         The adoption of this standard had no net effect on the Company's net loss or stockholders' equity for the three months ended December 31, 1999 and 1998, respectively. Prior year financial statements have been reclassified to conform to the requirements of this standard.

NOTE 8:  SUBSEQUENT EVENT(S)

         On January 6, 2000, the Company's revolving credit note that was assumed by the buyer of the memory module manufacturing business in December, 1999 was paid in full from proceeds of the accounts receivable purchase agreement with Silicon Valley Bank.

         In February 2000, the holder of the Series A Stock converted 45 shares of the Series A Stock into 2,214,109 common shares.

         Subsequent to December 31, 1999, the Company has issued stock options to employees exercisable for an aggregate of 167,000 shares of common stock.

         In connection with the sale of the Company's memory module manufacturing business, the Company issued an aggregate of 1,150,000 shares of the Company's Common Stock valued at $223,300 to the Company's chairman, president and legal counsel.

         On January 31, 2000, holders of the Company's long term debt elected to convert an aggregate amount of $1,800,000 into 7,200,000 shares of the Company's common stock pursuant to an offer made by the Company. Interest was accrued on the notes through January 31, 2000 and was converted into an aggregate of 42,629 shares of the Company's common stock in accordance with the terms of the loan agreements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended December 31, 1999 and 1998. It should be read in conjunction with the unaudited Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company's Annual Report Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission on February 23, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1999 and references to quarterly periods refer to the Company's fiscal quarters ended December 31, 1999 and 1998.

         On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe), Ltd. The assets and liabilities and the loss from the sale of the memory module manufacturing business have been included in the accompanying interim consolidated financial statements as discontinued operations.

         Following the sale of its memory module manufacturing business, the Company has refocused its efforts on its memory module test systems business. The Company also retained its proprietary Tanisys Touch technology, available for licensing to third parties. After closing of the sale of the memory module manufacturing business, the Company has the same directors and retains its officers associated with the memory module test systems business, including Charles T. Comiso as the Company's President and Chief Executive Officer.

         Although there can be no assurance that the sale of the memory module manufacturing business will have the intended effect on the Company's financial condition and continuing operations, management believes that the Company's retained memory module test systems business will be able to succeed on its own, generate a positive cash flow and yield net profits for the Company.

         The results of the memory module manufacturing business have been classified as discontinued operations, and prior periods have been restated to reflect the sale. The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, have been recorded in the consolidated financial statements as of September 30, 1999.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months ended December 31, 1999 and 1998:

                                                      FOR THE THREE
                                                       MONTHS ENDED
                                                       DECEMBER 31,
                                                      1999      1998
-----------------------------------------------------------------------
 Net sales                                               100%     100%
 Cost of goods sold                                       38%      53%
-----------------------------------------------------------------------
 Gross profit                                             62%      47%
-----------------------------------------------------------------------
 Operating expenses:
             Research and development                     16%      23%
             Sales and marketing                          16%      18%
             General and administrative                    8%       9%
             Depreciation and amortization                 3%       2%
-----------------------------------------------------------------------
                        Total operating expenses          43%      52%
-----------------------------------------------------------------------
 Operating income (loss)                                  19%     (5%)
-----------------------------------------------------------------------
 Other income (expense):
             Interest expense                            (4%)     (4%)
             Interest income                               0%       0%
             Other income                                (1%)       0%
-----------------------------------------------------------------------
 Net income (loss) before discontinued operations         14%     (9%)
-----------------------------------------------------------------------
 Loss from discontinued operations                         0%    (48%)
-----------------------------------------------------------------------
 Net Income (loss)                                        14%    (57%)
=======================================================================

NET SALES

         Net sales consist of memory module test systems, less returns and discounts. Net sales increased 22% to $2,016,660 in the first quarter of fiscal 2000 from $1,650,909 in the same period of fiscal 1999. The increase in sales for the first quarter is due to the continued market acceptance of the Company's DarkHorse SIGMA-3 memory module test systems. Many factors will affect the Company's ability to increase and/or maintain sales levels. See the Company's Form 10-K filed with the Securities and Exchange Commission on February 23, 2000 for a complete list of "Risk Factors."

COST OF SALES AND GROSS PROFIT

         Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased 61% to $1,258,522 in the first quarter of fiscal 2000 from $782,562 in the first quarter of fiscal 1999. Gross profit as a percent of sales increased to 62% in the first fiscal quarter of 2000 from 47% in the first fiscal quarter of 1998. The increase in gross profit, as well as the increase in gross profit margin, was due primarily to the increased sales of SIGMA-3 memory module test systems and associated manufacturing cost efficiencies.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses decreased to $318,625 in the first quarter of fiscal 2000 from $374,246 in the first quarter of fiscal 1999, representing a decrease of 15%. The decrease in spending reflects completion of the major architecture of the Company's Darkhorse SIGMA-3 test system platform. However, research and development expenses are expected to increase with expenditures for development of test systems for new technologies and to decrease as a percentage of revenues as growth in revenues occurs.

SALES AND MARKETING

         Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased to $324,558 in the first fiscal quarter of 2000 from $299,868 in the same period of fiscal 1999. Sales and marketing expenses expressed as a percentage of revenues in the first quarter of fiscal 2000 and 1999 were 16% and 18%, respectively. The increase in sales and marketing expenses are attributable to additional expenses focused on introducing the DarkHorse SIGMA-3 memory module test system. The decrease in expenses expressed as a percentage of revenues relate directly to increased revenues in the first quarter of fiscal 2000. Sales and marketing expenses are expected to increase in terms of absolute dollars and to decrease as a percentage of revenues in future periods as growth in revenue occurs.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses for the first quarter of fiscal 2000 increased 10%, or $14,645, to $165,068 from $150,423 for the same quarter of fiscal 1999. When expressed as a percentage of sales, general and administrative expenses decreased from 9% in the first quarter of fiscal 1999 to 8% in same quarter of fiscal 2000. The absolute dollar expenses associated with the general and administrative area are expected to increase at a much slower pace than revenues in future periods with the anticipated continued growth in business activity.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "Cost of Sales" and the amortization of intangibles, including patents related to memory module test systems technology. Depreciation and amortization increased to $54,452 in the first quarter of fiscal 2000 from $38,296 in the same quarter of fiscal 1999.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income less interest expense. Interest expense is attributable to the Company's working capital loan facilities. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) increased to $115,955 of expense in the first quarter of fiscal 2000 from $73,262 of expense in the first quarter of fiscal 1999. The increase in other income (expense) is primarily due to an increase in short-term borrowings on the Company's working capital loan facilities and a decrease in interest income due to lower cash balances.

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

         During the first quarter of fiscal 2000, the Company utilized $980,357 in net cash for financing activities, primarily to pay down the Company's revolving credit line, and generated $723,262 of cash in operating activities. The Company had $64,776 in cash and a working capital deficit of $2,210,006 at December 31, 1999.

         On December 17, 1999, the Company entered into an agreement with Silicon Valley Bank under an Accounts Receivable Purchase Agreement to sell its receivables for a percentage of the face amount, not to exceed $2,000,000. The Company must repurchase a receivable if it is more than 90 days old or if the debtor files for bankruptcy.

SIGNIFICANT CUSTOMER CONCENTRATION

         A significant percentage of the Company's net sales are produced by a relatively small number of customers. In the first quarter of fiscal 2000, the ten largest customers accounted for approximately 98.8% of net sales compared to approximately 95.6% in the same period in fiscal 1999. Two customers represented 55% and 27% of sales, respectively, in the first quarter of fiscal 2000; these same two customers represented 32% and 37% of sales, respectively, in the first quarter of fiscal 1999. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers will continue to utilize the Company's products or services.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the Company's Annual Report Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission on February 23, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Refer to the Company's Annual Report Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission on February 23, 2000.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

         Refer to the Company's Annual Report Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission on February 23, 2000.

         The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

         EXHIBIT
         NUMBER                                               DESCRIPTION
         27.1     Financial Data Schedule (filed herewith)

(b)      CURRENT REPORTS ON 8-K:

     Form 8K dated January 12, 2000, and filed January 20, 2000, reporting a change in the Company's independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TANISYS TECHNOLOGY, INC.


Date: February 22, 2000       By:  /s/ CHARLES T. COMISO
                              --------------------------------
                              Charles T. Comiso
                              CHIEF EXECUTIVE OFFICER,
                              PRESIDENT AND DIRECTOR


Date: February 22, 2000       By:  /s/ TERRY W. REYNOLDS
                              -----------------------------------
                              Terry W. Reynolds
                              VICE PRESIDENT OF FINANCE
                              (Duly authorized and Principal Accounting Officer)