Form 10-K
period 1999-09-30
TANISYS TECHNOLOGY INC
filed 2000-02-24
CIK 929775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------

FORM 10-K (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1999

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from       to

                         Commission File Number 0-29038

                            TANISYS TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

              WYOMING                                   74-2675493
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

   12201 TECHNOLOGY BLVD., SUITE 125                      78727
               AUSTIN, TEXAS
(Address of principal executive offices)               (Zip Code)

                                 (512) 335-4440
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000 was approximately $10 million based upon the closing sale price of the Common Stock as reported on the Nasdaq OTC Bulletin Board. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at January 31, 2000:
                                                  NUMBER OF SHARES
              TITLE OF CLASS                        OUTSTANDING
              Common Stock, no par value             33,987,387

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                        1999 ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                                          PAGE

PART I
ITEM 1.       BUSINESS......................................................................4
ITEM 2.       PROPERTIES....................................................................10
ITEM 3.       LEGAL PROCEEDINGS.............................................................11
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................11


PART II
ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........11
ITEM 6.       SELECTED FINANCIAL DATA ......................................................13
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
              RESULTS OF OPERATIONS ........................................................14
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................26
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................26
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE......................................................52

PART III.
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............................51
ITEM 11.      EXECUTIVE COMPENSATION........................................................54
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................62
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................64

PART IV.
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .............65
SIGNATURES..................................................................................70

                                     PART I.

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

         THE FOLLOWING DISCUSSIONS CONTAIN TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS OF TANISYS TECHNOLOGY, INC., AND ITS WHOLLY OWNED SUBSIDIARIES, 1ST TECH CORPORATION ("1ST TECH"), DARKHORSE SYSTEMS, INC. ("DARKHORSE") AND ROSETTA MARKETING AND SALES, INC. ("ROSETTA") (COLLECTIVELY, THE "COMPANY" OR "TANISYS"), COULD DIFFER MATERIALLY FROM THEIR HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, BUSINESS CONDITIONS AND GROWTH IN THE ELECTRONICS INDUSTRY AND GENERAL ECONOMIES, BOTH DOMESTIC AND INTERNATIONAL; LOWER THAN EXPECTED CUSTOMER ORDERS; CUSTOMER RELATIONSHIPS AND FINANCIAL CONDITION; RELATIONSHIPS WITH VENDORS; THE INTEREST RATE ENVIRONMENT; GOVERNMENTAL REGULATION AND SUPERVISION; SEASONALITY; DISTRIBUTION NETWORKS; DELAYS IN RECEIPT OF ORDERS OR CANCELLATION OF ORDERS; COMPETITIVE FACTORS, INCLUDING INCREASED COMPETITION AND NEW PRODUCT OFFERINGS BY COMPETITORS AND PRICE PRESSURES; THE AVAILABILITY OF PARTS AND SUPPLIES AT REASONABLE PRICES; CHANGING TECHNOLOGIES; ACCEPTANCE AND INCLUSION OF THE COMPANY'S TECHNOLOGIES BY ORIGINAL EQUIPMENT MANUFACTURERS ("OEMS"); CHANGES IN PRODUCT MIX; NEW PRODUCT DEVELOPMENT; THE NEGOTIATION OF NEW CONTRACTS; SIGNIFICANT QUARTERLY PERFORMANCE FLUCTUATION DUE TO THE RECEIPT OF A SIGNIFICANT PORTION OF CUSTOMER ORDERS AND PRODUCT SHIPMENTS IN THE LAST MONTH OF EACH QUARTER; PRODUCT SHIPMENT INTERRUPTIONS DUE TO MANUFACTURING PROBLEMS; ONE-TIME EVENTS; AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THESE FACTORS AND THE FACTORS IDENTIFIED IN "ITEM 1. BUSINESS" AND IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALL REFERENCES TO YEAR PERIODS REFER TO THE COMPANY'S FISCAL YEARS ENDED SEPTEMBER 30, 1999, 1998 OR 1997, AND REFERENCES TO QUARTERLY PERIODS REFER TO THE COMPANY'S FISCAL QUARTERS ENDED DECEMBER 31, MARCH 31, JUNE 30 AND SEPTEMBER 30.

GENERAL

         The Company designs, manufactures and markets production level automated test equipment for a wide variety of memory technologies. Operating under the Tanisys Technology name since 1994, the Company has developed into an independent manufacturer of standard and custom semiconductor memory module test systems for a variety of semiconductor manufacturers, computer and electronics OEMs and independent memory module manufacturers. The Company markets the DarkHorse line of memory module test systems and licenses its proprietary Tanisys Touch technology. The Company's customers currently include Celestica Corp., Dataram, Inc., Fox Electronics, MCMS, Micron Technology, Inc., PNY Technologies, Inc., Solectron Corporation and Viking Components.

         During fiscal 1999, 1998 and 1997, a significant portion of the Company's revenues were derived from the manufacturing and sale of semiconductor memory modules. Memory module sales accounted for 80.3%, 83.9% and 88.9% of total net sales for fiscal 1999, 1998 and 1997, respectively. In December of 1999, the Company sold certain assets and liabilities related to the memory module manufacturing business and exited the memory module manufacturing business. Included in the sale was all the stock of Tanisys (Europe) Ltd., a wholly owned subsidiary of the Company. A shortage of computer memory chips in the fourth fiscal quarter of 1999 and a rapid increase in memory prices during the same period severely disrupted the Company's memory module manufacturing business. After dropping by approximately 95% from 1996 to mid-1999, memory chip prices escalated rapidly in August and September 1999, before leveling off in October 1999. The Company had great difficulties obtaining DRAM inventory and lost several key orders. Further, the memory module manufacturing business in Scotland dropped off completely at the end of the fourth fiscal quarter due to the loss of the Company's major U.K. customer, who was acquired by another semiconductor manufacturer and ceased doing business with the Company.

         The December 9, 1999, Asset Purchase Agreement is subject to stockholder approval. The sale of the memory module manufacturing business has significantly reduced the Company's revenues. The Company will concentrate all its resources on the memory module test systems business, which has become a growing profitable portion of the Company's revenues as new technologies such as higher speed synchronous DRAM, Rambus-Registered Trademark- and Double Data Rate synchronous DRAM memory become prevalent requirements of computing systems.

INDUSTRY BACKGROUND

         The demand for semiconductor memory modules in digital electronic systems has grown significantly over the last several years, and according to Dataquest, will continue for the foreseeable future. This demand results from the increased importance of memory in determining system performance. An increasing demand for greater system performance requires that electronics manufacturers increase the amount of semiconductor memory incorporated into a system.

         Factors contributing to the growing demand for memory include growing unit sales of personal computers ("PCs") in the business and consumer market segments, increasing use of PCs to perform memory-intensive graphics tasks, increasingly faster microprocessors, the release of increasingly memory intensive software and the increasing performance requirements of PCs, workstations, servers and networking and telecommunications equipment.

         Semiconductor memory products are segmented into three primary classes: Dynamic Random Access Memory ("DRAM"), Static Random Access Memory ("SRAM") and non-volatile memory, such as Flash memory. DRAM typically is the large "main" memory of systems, SRAM provides higher performance, and Flash memory and other non-volatile memory retain their contents when power is removed. In addition, within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices designed for application specific uses.

         The growing variety of memory components drives the increasing demand for DarkHorse type cost-effective production memory module test systems to test each of these categories of memory modules.

MEMORY MODULE MARKET

         Since the memory module market influences the memory module test systems market, the Company feels it is appropriate to comment briefly about the memory module market. Semiconductor memory modules ("modules") are small printed circuit board assemblies containing semiconductor memory devices and support components. Many computer and electronic systems use modules to permit OEMs to more easily upgrade their systems and to increase flexibility by permitting different types of modules to configure one base system for multiple price or performance targets. Semiconductor memory modules are nearly always attached to a main system board in a daughter card fashion rather than directly to a computer system board, for reasons of upgradeability and flexibility. Memory modules permit OEMs to manufacture systems on a build-to-order (BTO) basis by configuring the system after the customer's order is placed. The benefits of BTO for OEMs are faster announcement of new systems, increased customer satisfaction, reduced inventory risk and reduced costs, all of which require cost effective, high speed, high quality and flexible memory module test systems capability.

         Modules typically are manufactured by leading semiconductor memory component companies and independent third party suppliers. Semiconductor manufacturers sell modules almost exclusively to OEMs. Third party manufacturers of modules supply product to two primary market segments: the OEM channel and the reseller channel. Third party suppliers to the OEM channel typically offer custom product, although some computer and peripheral OEMs use off-the-shelf modules. Third party suppliers to the reseller channel typically offer standard DRAM modules as an upgrade product sold through computer distributors and retail channels. Both semiconductor memory suppliers and independent third party module manufacturers are customers for memory module test systems.

MEMORY MODULE TEST SYSTEMS MARKET

         Memory module test systems are important to assure that semiconductor memory modules meet the necessary specifications of performance. The memory module test systems market typically is segmented into memory semiconductor manufacturing and third party memory module manufacturers for PC OEMs and the aftermarket. System OEMs typically require the manufacturer of their memory modules to test their completed modules under demands similar to actual use. Most module manufacturers perform "at-speed" testing of all modules with accurate test systems. The Company believes that module test system buyers typically evaluate reliability, productivity, accuracy, advanced automation, software flexibility, service, customer support and price as purchase criteria. Significant new purchases of capital equipment for test capacity are likely, due to changing memory architectures and strong growth in memory demand.

         The actual test sequence for a memory module is unique to its design in terms of architecture, pinout, speed rating, voltage, organization and size and will use any of several common test algorithms. Therefore, the number of potential memory test configurations is much greater than the number of semiconductor memory module types. This makes test development a potentially costly and labor intensive task. The ability of a test system manufacturer to provide support for the development of low cost, accurate tests is a significant consideration in the buying decision.

         Memory module testing requirements for the memory module aftermarket typically are less robust. Memory additions to systems in use typically are already tested in accordance with the needs of system manufacturers and often may need only module identification to assure the correct module is being installed. Servicing of failed systems often requires limited testing of modules but typically does not require "at-speed" testing. As a result, aftermarket module testing often needs less rigorous test capabilities but higher portability and lower cost than does module testing at the time of system manufacture.

PRODUCTS AND SERVICES OF THE COMPANY

         The Company designs, manufactures and markets memory module test systems. The Company's memory module test systems are oriented for both memory module assembly and memory module aftermarket purposes and include a broad line of test fixtures, test algorithm suites and test services.

MEMORY MODULE TEST SYSTEMS PRODUCTS

         The Company's memory module test systems are marketed under the DarkHorse brand name to utilize existing brand awareness. The current product line includes the SIGMA-3, the SIGMA-2 and the SIGMA-LC/ SYNC-LC series.
The SIGMA-3 test system is sold to module manufacturers who build leading edge SDRAM modules for the latest PC100/PC133 specification and who require high quality, maximum throughput and cost effectiveness in their production test systems. Most recently the Company has introduced its Rambus-Registered Trademark- version of the SIGMA-3. This system is targeted at the newest emerging memory technology and operates at frequencies of over 800 MHz. As the Rambus-Registered Trademark- technology matures in the marketplace, the Company will be able to offer this system for its customers' expanding test capabilities. The Company is also developing a version of the SIGMA-3 memory module test system with capabilities to test Double Data Rate SDRAM (DDR). Another major feature of the SIGMA-3 is its backward compatibility to test older memory technologies such as EDO and Fast Page mode memory.

         The Company's product development plans also include testing capabilities for Flash memory test systems. The growth rate for Flash memory devices is expected to reach over 50% per year in bit growth over the next few years. If achieved, there will be a market for a high quality, production level, cost effective test system.

         The SIGMA-2 tester is designed for module manufacturers who need to perform "at-speed" tests of older synchronous and asynchronous DRAM, SRAM, Flash memory and VRAM modules. These systems are aggressively priced relative to systems offered by major competitors. The SIGMA-3 and SIGMA-2 are used widely by leading module manufacturers throughout the world.

         The Company also markets the portable SIGMA-LC and SYNC-LC testers for the aftermarket segment. Customers in this segment value the ease-of-use and rapid identification of module type capabilities of these systems. The types of customers for these testers include module manufacturers, module retailers, large retail chains using them for PC service purposes, and distributors.

         The Company differentiates its memory module test systems by targeting its systems' features specifically for the purpose of cost effective, high quality, production level testing of memory products. The Company's memory module test systems are designed for comparable performance at lower prices relative to the general-purpose test systems offered by competitors.

CUSTOMERS, SALES AND MARKETING

         In North America and Europe a majority of the Company's memory module test systems are sold directly to semiconductor and independent memory module manufacturers. In Asia, the Company also sells its test systems through distribution partners and independent sales representative organizations. In fiscal 1999 and 1998, the Company's ten largest customers accounted for 90.6% and 52.2% of net memory module test system sales, respectively. During fiscal 1999, the Company had three customers which accounted for 43.8%, 13.8% and 12.2% of the Company's net memory module test system sales, respectively. In fiscal 1998 and 1997, one customer accounted for 11.3% and 10.3% of the Company's net test system sales, respectively.

         Sales generally are made against standard customer purchase orders. The Company's backlog generally includes those customer orders for which it accepted purchase orders and planned shipment dates within the next year. Backlog is not an indicator of future sales, and orders in the backlog are subject to change in delivery terms or even cancellation. Accordingly, there is no assurance that current backlog will lead to future sales. The Company's total backlog of memory module test systems was approximately $258,000 and $370,000 at fiscal 1999 and 1998 year end, respectively.

COMPETITION

         The memory module and memory test equipment industries are intensely competitive. These markets include a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, and larger customer bases than the Company. In the memory module test systems market, the Company competes primarily with companies supplying automatic test equipment. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

         The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products. There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer better prices or technical performance features than the Company's products. To remain competitive, the Company must continue to provide technologically advanced products, improve quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past, and may continue to lead to, intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

RESEARCH AND DEVELOPMENT

         The Company's management believes that the timely development of new memory module test systems and technologies is essential to maintain the Company's competitive position. In the electronics market, the Company's research and development activities are focused primarily on new memory module testing technology and continual improvement in its memory test products. Additionally, the Company provides research and development services for customers either as joint or contracted development. The Company plans to continue to devote substantial research and development efforts to the design of new memory module test systems that address the requirements of semiconductor companies, OEMs and independent memory module manufacturers.

         The Company's research and development expenses were $1,602,131 in fiscal 1999, $1,692,059 in fiscal 1998 and $1,589,103 in fiscal 1997. A portion of the research and development expense is focused on creating a patent portfolio to protect the Company's intellectual property and to create a competitive edge over competitors.

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

         PARAMETRIC TEST SYSTEM AND METHOD. Issued as U.S. Patent 6,008,664 on December 28, 1999. This patent application describes a method for performing a leakage test more quickly.

         CONTACT TEST METHOD AND SYSTEM FOR MEMORY TESTERS. Issued as U.S. Patent 5,956,280 on September 21, 1999. This patent application describes a contact test for determining pin-to-pin and ground shorts, as well as opens for memory modules.

         SYNCHRONOUS MEMORY TESTER. Issued as U.S. Patent 5,914,902 on June 22, 1999. This patent describes the operation of the synchronous memory tester.

         SYNCHRONOUS MEMORY TEST METHOD. Issued as U.S. Patent 5,912,852 on June 15, 1999. This patent describes the method of operation of the synchronous memory tester.

         METHOD AND SYSTEM FOR IDENTIFYING A MEMORY MODULE CONFIGURATION. Issued as U.S. Patent 5,999,468 on December 7, 1999. This patent application describes a speedier approach for identifying memory modules.

         SYNCHRONOUS MEMORY TEST SYSTEM. Issued U.S. Patent Number 5,995,424 on November 30, 1999. This patent describes the operation of the SYNC-LC memory tester.

         CAPACITANCE SENSITIVE SWITCH AND SWITCH ARRAY. Issued as U.S. Patent 5,508,700 on April 16, 1998. The patent describes a broad range of applications for capacitance sensitive touch technology covering hardware, firmware, software and methods of operations.

         CAPACITIVE SENSITIVE SWITCH METHOD AND SYSTEM. Issued as U.S. Patent 5,933,102 on August 3, 1999. This patent deals with simultaneous measurement of multiple touch sensors.

         SYNCHRONOUS MEMORY IDENTIFICATION SYSTEM. Serial Number 08/895,550 filed July 1997. This patent application describes additional applications for the use of table-based method with nested loops to automatically identify a synchronous memory module configuration.

         MICROSEQUENCER FOR MEMORY TEST SYSTEMS. Serial Number 09/033,363 filed March 1998. This patent application discusses the sequencer function in the SIGMA-3 tester with emphasis on exception handling and timing set compression through use of VLIW instructions.

         PROGRAMMABLE PULSE GENERATOR. Serial Number 09/032,968 filed March 1998. This patent application describes the PPG operation in the SIGMA-3 tester.

         TESTER SYSTEMS. Serial Number 09/033,364 filed March 1998. This patent application describes the code generation for the SIGMA-3 tester.

         METHOD AND SYSTEM FOR TESTING RAMBUS MEMORY MODULES. This patent application, which will replace the provisional application with Serial Number 60/097,894, describes a low cost method of testing Rambus memory modules.

         METHOD AND SYSTEM FOR TIMING CONTROL IN THE TESTING OF RAMBUS MEMORY MODULES. This patent application with Serial Number 09/359,173 describes the method of performing timing measurements for Rambus Memory Modules.

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

ENVIRONMENTAL REGULATION

         The Company's operations and manufacturing processes are subject to certain federal, state and local environmental protection laws and regulations. Public attention has increasingly been focused on the environmental impact of manufacturing operations that use hazardous materials or generate hazardous wastes, and environmental laws and regulations may become more stringent over time. There can be no assurance that failure to comply with either present or future regulations, or to obtain all necessary permits required under such regulations, would not subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion at its present or future locations, the acquisition of costly equipment or other liabilities.

EMPLOYEES

         At September 30, 1999, the Company had 206 employees. There were 184 employees in Austin including 23 engineering and product development employees, 23 finance and administration employees, 33 employees in the sales, marketing technical and customer support areas, 105 manufacturing employees and 22 employees in Scotland.

         Between September 30, 1999 and the completion of the sale of the memory module manufacturing business in December 1999, 5 Austin employees were terminated for performance problems and 27 Austin employees and 1 Scotland employee left voluntarily to seek other employment. In addition, the positions of 20 Austin employees and 4 Scotland employees were eliminated on October 21, 1999 to reduce costs and attract capital infusion.

           The sale of the memory module manufacturing business resulted in 42 Austin employees and 17 Scotland employees being offered positions with the buyer of that business. The positions of 47 Austin employees were eliminated as a result of that sale.

         After completion of the sale of the memory module manufacturing business in December 1999, the Company had 43 full-time employees. These employees included 24 engineering, product development, manufacturing and technical support employees, 11 finance and administration employees and 8 employees in the sales and marketing areas.

         Recruitment of personnel in the computer industry, particularly engineers, is highly competitive. The Company believes that its future success will depend in part on its ability to attract and retain highly skilled management, engineering, sales, marketing, finance and technical personnel. There can be no assurance of the Company's ability to recruit and retain the employees that it may require.

ITEM 2.  PROPERTIES

         At February 1, 2000, the Company has leased 39,176 square feet of space for its corporate offices at 12201 Technology Boulevard, Suite 125, Austin, Texas, pursuant to a lease, which under agreement with the landlord, will be terminated on March 17, 2000. The lease has certain expansion options, renewal options and rights of first refusal. The Company currently is paying annual rental of approximately $308,000, plus a pro rata charge for property taxes, common area maintenance and insurance.

         The Company has subleased 24,330 square feet of this space, until March 17, 2000, to the buyer of its memory module manufacturing business. The sublessee is paying annual rental of approximately $197,000, plus 75% of the operating expenses which the Company is obligated to pay under its lease. Effective March 18, 2000, the Company will lease 14,846 square feet at $67,550 for the last 6.5 months of fiscal year 2000, and $151,430 annually until March 31, 2003, plus a pro rata charge for property taxes, common area maintenance and insurance.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit filed by one of its customers for alleged breach of contract. The suit asks for actual damages, including all related expenses in the amount of $77,838. The Company believes the suit is without merit and is vigorously defending its position. The Company believes it is unlikely that the final outcome of this or any other unknown claims to which the Company becomes a party would have a material adverse effect on the Company's financial position or results from operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                    PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

         On July 28, 1999, the Company's stock began trading under the "TNSU" symbol on the Nasdaq OTC Bulletin Board, which was established for securities that do not meet the Nasdaq SmallCap Market's listing requirements. Consequently, selling the Company's common stock could be more difficult because of the smaller quantities of shares that could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company stock could be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company's common stock. From May 22, 1997 to July 27, 1999, the Company traded on the Nasdaq SmallCap Market under the symbol "TNSU." From March 20, 1995 to June 6, 1997, the Common Stock was traded on the Vancouver Stock Exchange ("VSE") under the symbol "TNS.U," with prices quoted in U.S. dollars. On June 6, 1997, the Company voluntarily delisted its stock on the VSE, as a result of the change to Nasdaq.

         The table below sets forth the high and low closing prices of the Common Stock from October 1, 1997 through July 27, 1999, as reported on the Nasdaq SmallCap Market and from July 28, 1999 through January 31, 2000, as reported on the Nasdaq OTC Bulletin Board. These price quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                   Common Stock
                                                   ------------
                 Quarter Ended                  High           Low
                 -------------                  ----           ---
                 FISCAL 1998:
                 December 31, 1997              $4.13          $2.00
                 March 31, 1998                  4.50           2.38
                 June 30, 1998                   3.16           2.25
                 September 30, 1998              2.56           1.50
                 FISCAL 1999:
                 December 31, 1998              $2.19          $1.41
                 March 31, 1999                  2.50           1.25
                 June 30, 1999                   1.88           1.00
                 September 30, 1999              1.31           0.47

                 FISCAL 2000:
                 December 31, 1999               0.79           0.24
                 THROUGH FEBRUARY 18, 2000      $1.62          $0.26

STOCKHOLDERS

         On September 30, 1999, there were 24,390,404 shares of Common Stock outstanding held by 314 holders of record. The last reported sales price on the Common Stock on January 31, 2000, was $0.42 (rounded) per share.

DIVIDENDS

         During the fiscal years ended September 30, 1999 and 1998, the Company declared and issued dividends of 109,734 and 40,000 shares, respectively, of Common Stock to the holders of record of its 5% Series A Convertible Preferred Stock. The Company has not declared or paid any dividends with respect to the Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company's business. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenue and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends at any time in the future.

PRIVATE PLACEMENTS

         On June 30, 1998, the Company entered into a Convertible Stock Purchase Agreement with an accredited investment group. The Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), for $10,000 per share, with offering costs of approximately $460,000. The Series A Stock is convertible into the Company's no par value common stock ("Common Stock") at the option of the holder beginning 90 days after the June 30, 1998 closing date. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price. The Series A Stock also provides certain mandatory redemption rights which are triggered upon the occurrence of certain events. Attached to the Series A Stock were warrants to purchase 199,999 shares of Common Stock at $3.00 per share. The warrants are currently exercisable and have a term of four years. The Company believes that the sale of the Series A Stock was exempt from registration under the Securities Act by reason of
Section 4(2) of the Securities Act. The underlying Common Stock was registered under the Securities and Exchange Commission Form S-3 effective August 13, 1998; however, upon delisting of the Company's stock from the Nasdaq Smallcap Market on July 27, 1999, the Company became ineligible to file or maintain registration statements. The net proceeds from this offering were used as working capital for the Company. These uses of net offering proceeds were made in the form of direct or indirect payments to others. Upon delisting of the Company's stock from the Nasdaq SmallCap Market on July 27, 1999, the Company became unable to file or maintain registration statements.

         During the year ended September 30, 1999, the preferred stockholders converted 175 shares of Series A Stock for 1,535, 198 shares of Common Stock. After September 30, 1999, the preferred stockholders converted 50 shares of Series A Stock for 2,740,426 shares of Common Stock.

         On July 27, 1999, the Company's common stock was delisted from trading on the Nasdaq SmallCap Market, but is currently traded on the Nasdaq OTC Bulletin Board. The delisting was a triggering event under the Convertible Stock Purchase Agreement; however, the holder has not informed the Company of any intent to exercise its redemption rights.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below are derived from the consolidated financial statements of the Company, which for the fiscal year ended September 30, 1999 have been audited by Brown, Graham and Company, PC independent certified public accountants and for the fiscal years ended September 30, 1998 and 1997 were audited by Arthur Andersen LLP, independent certified public accountants, to the extent indicated in their reports included elsewhere herein.

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


(In Thousands, except per share data)                             FISCAL YEARS ENDED SEPTEMBER 30,
                                                       1999            1998            1997              1996          1995
                                                       ----            ----            ----              ----          ----
  Net sales                                         $10,145          $5,349          $5,294            $1,717          $359
  Net income (loss) from
    continuing operations                             1,043         (2,484)         (3,942)             (880)       (2,445)
  Net income (loss) from
    discontinued operations                        (10,010)         (6,064)         (6,171)           (2,804)       (2,445)
  Goodwill Amortization Expense                           -         (2,092)         (3,585)           (1,494)           N/A
  Net income (loss) applicable to common
      stock per share:
         Continuing operations                            -           (.15)           (.22)             (.07)             -
         Discontinued operations                      (.43)           (.44)           (.58)             (.24)         (.29)
  Total assets                                       16,814          15,913          17,232            17,463         1,613
  Long term debt                                      2,757             755              81               123             -
  Mandatorily redeemable convertible
      preferred stock                                 1,831           2,390               -                 -             -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 1999, 1998 and 1997. It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarters ended December 31, March 31, June 30 and September 30. (See quote "Business - Forward Looking Statement - Cautionary Statements.)

         Effective May 21, 1996, the Company acquired, through mergers with its wholly owned subsidiaries, all of the outstanding common stock of 1st Tech Corporation ("1st Tech") and DarkHorse Systems, Inc. ("DarkHorse") and began operations in Austin, Texas as a consolidated group of companies providing custom design, engineering and manufacturing services, test solutions and standard and custom module products to leading original equipment manufacturers ("OEMs") in the computer networking and telecommunications industries. In consideration for the acquisitions of 1st Tech and DarkHorse, the Company issued 2,950,000 and 1,200,000 shares, respectively, of Common Stock. Prior but subject to the consummation of the acquisitions of 1st Tech and DarkHorse by the Company, 1st Tech issued 1,150,000 shares of its common stock for $2.00 per share in an equity financing, raising a total of approximately $2,300,000, the proceeds of which were used to reduce short-term debt and provide working capital for 1st Tech.

         The Company's consolidated operations have been unprofitable since the merger with 1st Tech and DarkHorse in May 1996. Although the Company was able to develop increasing revenues from its memory module manufacturing business, it was not able to generate gross margins at the requisite sales volumes in order to make the business profitable. A number of factors contributed to the Company's inability to establish adequate profit margins. The Company failed to achieve the projected revenues that were required to produce sufficient margin to meet the Company's ongoing fixed costs. The Company also failed to win, and on occasion lost, the business of several large customers due to the Company's weak financial condition, which caused potential customers to be concerned about the Company's ability to deliver. Additionally, the Company often faced an unpredictable cost structure due to uncertainties regarding inventory costs. The market for DRAM chips, the principal component in memory modules, became highly volatile at various times over the last three years in terms of pricing and inventory availability. Many of the Company's competitors had greater financial resources and were able to obtain more advantageous prices, as well as secure allocations of DRAM during high demand periods. The Company would, at times, be forced to pay top market prices to procure DRAM, which in turn caused margin problems. Further, the Company's customers generally were on a single-order basis with no long term commitments or ability to adjust pricing as to outstanding orders.

         A shortage of computer memory chips in the fourth fiscal quarter of fiscal 1999 and a rapid increase in memory chip prices during the same period severely disrupted the Company's business, resulting in major shortfalls of revenue. After dropping by approximately 95% from 1996 to mid-1999, memory chip prices escalated rapidly in August and September 1999, quadrupling between July and September 1999, before leveling off in October 1999. The Company had great difficulty in obtaining DRAM inventory during this period and lost several key orders. Additionally, one of the Company's largest customers (comprising approximately 20.5% of Company sales in fiscal 1999) was acquired, in April 1999, by another semiconductor manufacturer and ceased doing business with the Company.

         In July 1999, the Company's stock was delisted from the Nasdaq SmallCap Market for failure to meet the $2,000,000 net tangible assets requirement. Delisting of the Company's stock placed the Company in default under the Stock Purchase Agreement entered into with KA Investments LLC ("KA") dated June 30, 1998, pursuant to which KA purchased 400 shares of 5% Series A Convertible Preferred Stock ("Series A Stock") of the Company for $4,000,000. Under the terms of the Stock Purchase Agreement, the Series A Stock was convertible into common stock based on a formula set forth in the Agreement and quarterly dividends were payable in common stock or cash. The shares of common stock issuable under the Stock Purchase Agreement were registered under a Registration Statement on Form S-3. Upon delisting of the Company's stock from the Nasdaq SmallCap Market on July 27, 1999, the Company's S-3 was no longer effective.

         Delisting also constituted a triggering event for redemption of the Series A stock. As of the date hereof, the holder of the Series A Stock has not informed the Company if or when it may exercise any redemption right. As of February 1, 2000 the aggregate redemption price, including a stipulated redemption premium, was approximately $2,200,000. The Company does not currently have sufficient funds to pay the redemption price and the obligation would therefore be subject to accrual of interest at 15% per annum under the Stock Purchase Agreement. The Stock Purchase Agreement also restricts transfers of intellectual property rights unless in connection with the sale of all or substantially all assets, and further provides that sale of substantially all assets also constitutes a triggering event for redemption.

         On October 15, 1999, the Company hired an investment bank to assist it in addressing alternatives to improve the overall posture of the Company and bolster stockholder value. The September 1999 financial results for the Company and excessive losses in its memory module manufacturing business made the Company's ability to attract financing unlikely. In consultation with the investment bank, the Company evaluated selling the memory module manufacturing business and retaining its other operations.

         In October 1999, the Company also engaged a law firm that specialized in bankruptcy to evaluate alternatives, including a liquidation analysis for the Company as a whole. This analysis projected a 6-14% return to unsecured creditors upon liquidation, with the common stockholders receiving nothing. Management estimated that the cost to shut down its memory module manufacturing business would exceed $5,000,000. Other factors diminishing the potential return included the following: the senior lender had a lien on all inventory and receivables, capital leases encumbered a large portion of fixed assets, and a substantial portion of the assets are located in Scotland and subject to a differing priority scheme. The law firm indicated that in its opinion in order to file a successful reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code, the Company needed more cash than was available. Absent a steady funding source, a successful reorganization proceeding was considered unlikely.

         The investment bank and the Company contacted over fifteen potential buyers for the memory module manufacturing business. Of the fifteen contacted, six signed confidentiality agreements with only three giving an indication of interest in a possible transaction. Two of the inquiries related to the acquisition of tangible assets only, at a distressed price and without assuming any liabilities. The third, All Components, Inc. ("ACI"), indicated it would be willing to consider an acquisition of the memory module manufacturing business, if structured as an asset sale in which an entity controlled by it would assume only certain liabilities of the Company.

         Although a number of alternatives, including Chapter 7 liquidation, were considered by the Board of Directors, the best alternative was considered to be ACI's expression of interest in acquiring the memory module manufacturing business. On November 12, 1999, the Company and ACI executed a non-binding letter of intent. The Company agreed not to solicit or negotiate another acquisition offer (other than for the memory module test systems business) until December 31, 1999. From November 12, 1999 until December 9, 1999, ACI conducted continuing due diligence and simultaneously the parties and their counsel negotiated a definitive asset purchase agreement (the "Asset Purchase Agreement"). The Asset Purchase Agreement related to the sale of certain assets and business comprising the Company's memory module manufacturing business to an affiliate of ACI, Tanisys Operation, LP, as well as the sale of the stock of the Company's wholly owned subsidiary, Tanisys (Europe) Ltd., (the "Sale Transaction"). In addition, the Company entered into a covenant not to compete for ten years after the closing of the sale transaction as further described below.

         In connection with the sale transaction, the Company incurred a loss of $3,319,147. The components of the loss include the following: total consideration from the Buyer totaled $2,264,907, which included $360,000 in cash proceeds and $1,904,907 in assumed liabilities. The Company sold assets with a book value of $2,786,344, which included fixed assets of $666,164, accounts receivable of $1,077,104 and inventory of $1,043,076. Additionally, in connection with and as a condition to closing the Sale Transaction, the Company was able to negotiate a reduction in the aggregate amount payable to the Company's creditors by $1,677,678. The loss on the sale transaction was effectively reduced by this debt forgiveness. The stock of the Company's wholly owned subsidiary, Tanisys (Europe), Ltd., was sold to the buyer, which carried a book value of $1,214,187.

         The Company incurred additional expenses which have been paid in connection with the Sale Transaction including the following: fixed assets of the memory module manufacturing business totaling $1,136,869 were written off, stock and warrants valued at $98,091 were issued to creditors in satisfaction of amounts owed, expenses to terminate various lease obligations in the amount of $109,000 were incurred, $327,364 in inventory and $64,710 in deferred financing costs were written off, $128,604 was paid to the Company's principal lender to terminate its line of credit, professional fees were paid in the amount of $85,572, and a variety of additional miscellaneous costs totaling $71,091 were paid.

         The Company also expects to pay future costs in addition to those detailed above in connection with the Sale Transaction for the following: lease termination costs for capital equipment of $835,669, professional fees of $158,460, proxy costs of $100,000, warranty expenses totaling $51,535, and additional expenses for litigation totaling $141,540. These costs have been accrued by the Company and are included on the Consolidated Balance Sheet with liabilities of discontinued operations.

         Since consummating the sale transaction in December 1999, the Company has refocused its efforts on its memory module test systems business. Following the sale of its memory module manufacturing business, the Company also retained its proprietary Tanisys Touch technology, available for licensing to third parties. Although not currently under license, this technology provides an imbedded switching mechanism alternative to mechanical and other switch technologies. In fiscal 1999, the Company derived $118,000 in revenue from this technology. After closing of the Sale Transaction, the Company has the same directors and retains its officers associated with the memory module test systems business, including Charles T. Comiso as the Company's Chief Executive Officer.

         Although there can be no assurance that the Sale Transaction will have the intended effect on the company's financial condition and continuing operations, management believes that the Company's retained memory module test systems business will be able to succeed on its own, generate a positive cash flow, and yield net profits for the Company.

         The results of the memory module manufacturing business have been classified as discontinued operations and prior periods have been restated to reflect the sale. The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, have been recorded in the consolidated financial statements as of September 30, 1999.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data of the Company expressed as a percentage of net sales for the years ended September 30, 1999, 1998 and 1997:


Continuing Operations:                      1999          1998          1997
                                            ----          ----          ----
   Net sales                                100.0%        100.0%        100.0%
   Cost of goods sold                        44.5          55.3          65.5
                                         ---------      --------      --------
   Gross profit                              55.5          44.7          34.5
                                         ---------      --------      --------
   Operating expenses:
      Research and development               15.8          31.7          30.0
      Sales and marketing                    15.2          24.1          22.5
      General and administrative              6.9          12.5          11.4
      Depreciation and amortization           1.5          16.8          26.3
      Bad debt expense                        2.3           2.5          14.7
                                         ---------      --------      --------
   Total operating expenses                  41.7          87.6         104.9
                                         ---------      --------      --------
   Operating income (loss)                   13.8         (42.9)        (70.4)
   Other expense, net                        (3.5)         (3.5)         (4.1)
                                         ---------      --------      --------
   Net income (loss) from
      continuing operations                  10.3%         (46.4)        (74.5)
Net loss from discontinued operations       (98.7%)       (113.4)       (116.6)
                                         ---------      --------      --------
                                         ---------      --------      --------
Net income (loss)                           (88.4)%       (159.8%)     (191.1%)
                                         ---------      --------      --------
                                         ---------      --------      --------

NET SALES


         Net sales consist of memory module test system solutions, less returns and discounts. Net sales increased to $10,145,108 in fiscal 1999 from $5,349,285 in fiscal 1998, an increase of 90%. The increase in fiscal 1999 is due to market acceptance of the SIGMA-3 test systems in the Company's memory module test systems product line.

         Net sales of $5,349,285 increased in fiscal 1998 from $5,294,000 in fiscal 1997, an increase of 1%. Sales in fiscal 1997 and 1998 were fairly constant with shipments of SIGMA-2 and LC/Sync LC testers prior to introduction of the SIGMA-3 test systems.

COST OF SALES AND GROSS PROFIT

         Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased to $5,632,506 in fiscal 1999 from $2,389,630 in fiscal 1998. Gross profit margin increased to 55.5% in fiscal 1999 from 44.7% in fiscal 1998. The increase in gross profit, as well as the increase in gross profit margin, was due primarily to the increased sales of SIGMA-3 memory module tests systems and associated manufacturing cost efficiencies.

         In fiscal 1998, gross profit increased to $2,389,630 from $1,828,108 in fiscal 1997. Gross profit margin increased to 44.7% in fiscal 1998 from 34.5% in fiscal 1997. The increase in gross profit, as well as the increase in gross profit margin, was due to increased manufacturing efficiencies and reduced component costs.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses decreased to $1,602,131 in fiscal 1999 from $1,692,059 in fiscal 1998, representing a decrease of 5.3%. Research and development expenses are expected to increase with expenditures for development of test systems for new technologies and to decrease as a percentage of revenues as growth in revenues occurs.

         Research and development expenses increased to $1,692,059 in fiscal 1998 from $1,589,103 in fiscal 1997, representing an increase of 6.5%. The increase was primarily due to the development of new test system products.

SALES AND MARKETING

         Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses increased to $1,537,717 in fiscal 1999 from $1,287,903 in 1998. Sales and marketing expenses expressed as a percentage of revenues in fiscal 1999 and 1998 were 15.2% and 24.1%, respectively. The increase in sales and marketing expenses is attributable to additional expenses focused on introducing the SIGMAo 3 test system. The decrease in expenses expressed as a percentage of revenues relate directly to increased revenues in fiscal 1999. Sales and marketing expenses are expected to increase in terms of absolute dollars and to decrease as a percentage of revenues in future periods as growth in revenue occurs.

         Sales and marketing expenses increased to $1,287,903 in fiscal 1998 from $1,188,754 in 1997. Sales and marketing expenses expressed as a percentage of revenues in fiscal 1998 and 1997 were 24.1% and 22.5%, respectively. The small increase in sales and marketing expenses and the small increase in expenses expressed as a percentage of revenues relate directly to consistent revenues in 1997 and 1998.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. In fiscal years 1999 and 1998, general and administrative expenses increased to $703,900 from $665,420, a 5.8% increase. General and administrative expenses expressed as a percentage of revenues were 6.9% and 12.5% in fiscal years 1999 and 1998, respectively. The increase in actual funds expended in fiscal 1999 is due primarily to normal increases in costs. The absolute dollar expenses associated with the general and administrative area are expected to increase at a much slower pace than revenues in future periods with the anticipated continued growth in business activity. The general and administrative expenses are expected to decline in future periods when expressed as a percentage of sales.

         In fiscal years 1998 and 1997, general and administrative expenses increased to $665,420 from $602,783, a 10.4% increase. General and administrative expenses expressed as a percentage of revenues were 12.5% and 11.4% in fiscal 1998 and 1997, respectively. The increase in actual funds expended in fiscal 1998 was due primarily to the additional expenditures related to the Company's rent and personnel costs.

BAD DEBT EXPENSE

         Bad debt expense consists of amounts charged to expense because of trade accounts receivable becoming uncollectible. The Company's method of accounting for bad debts is to use historical actual expenses to estimate the amount of current sales which will be uncollectible and to provide for them by creating an allowance which is netted against the trade accounts receivable. The Company writes off amounts related to specific accounts as the collection of these accounts becomes questionable. For fiscal 1999, the amount charged to bad debt expense was $233,196 compared to $136,139 for fiscal 1998.

         For fiscal 1998, the amount charged to bad debt expense was $136,139 compared to $780,785 for fiscal 1997.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization includes the depreciation for all fixed assets and the amortization of intangibles, including goodwill incurred in the May 1996 acquisitions of 1st Tech and DarkHorse. Depreciation and amortization decreased to $155,466 in fiscal 1999 from $902,064 in fiscal 1998. The decrease is due primarily to the completion of amortization in April 1998 of goodwill relating to the acquisitions of 1st Tech and DarkHorse. Depreciation and amortization is expected to increase slightly in terms of absolute dollars and decrease significantly as a percentage of revenues as growth in revenues occurs.

         Depreciation and amortization decreased to $902,064 in fiscal 1998 from $1,393,880 in fiscal 1997. The decrease was due primarily to the completion of amortization in April 1998 of goodwill relating to the acquisitions of 1st Tech and DarkHorse.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net consists primarily of interest income less interest expense. Interest expense was attributable to borrowings from a revolving credit note. Substantially all of the interest expense related to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to investment of available cash in short-term interest bearing accounts and cash equivalent securities. The Company incurs net interest expense in order to maintain balances of inventories and accounts receivable. Other income (expense) increased to $356,774 of expense in fiscal 1999 from $189,809 of expense in fiscal 1998. The increase in other income (expense) is primarily due to an increase in short-term borrowings on the revolving credit note. The Company expects to continue to require borrowings to fund growth in accounts receivable and inventory in the future and therefore expects net interest expense to increase.

         Other income (expense) decreased to $189,809 of expense in fiscal 1998 from $215,499 of expense in fiscal 1997. The decrease in other income (expense) is primarily due to a decrease in short-term borrowings on the revolving credit note.

PROVISION FOR INCOME TAXES

         For the years ended September 30, 1999, 1998 and 1997, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $4,229,000, $5,252,000 and $6,023,000 and for non-U.S. income tax purposes of approximately $817,000 and $369,000 and $-0-, respectively. The loss carryforwards of approximately $22,886,000 at September 30, 1999 begin to expire in 2011. At September 30, 1999 and 1998, the Company had temporary differences resulting in future tax deductions of approximately $4,791,766 and $756,000, respectively, principally representing differences in accounting and tax basis in accrued liabilities and reserves and anticipated loss from discontinued operations. Deferred income tax assets from the loss carryforwards and asset basis differences aggregate approximately $8,456,000 and $6,888,000, at September 30, 1999, and 1998, respectively.

         For financial reporting purposes, a valuation allowance of $8,456,000 and $6,888,000 at September 30, 1999 and 1998, respectively, has been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

         The availability of the net operating loss carryforwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforwards due to Internal Revenue Service ("IRS") Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company believes that the IRS Code Section 382 limitation did not exist as of September 30, 1999, and if triggered, the consequence is expected to have no material impact on the Company's consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception the Company has utilized the funds acquired in equity financings of its Common Stock, exercise of warrants, exercise of stock options, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. For fiscal 1999, the Company generated $3,846,201 in net cash from financing activities versus $3,568,696 in fiscal 1998. The $3,846,201 in fiscal 1999 consisted of $558,750 from Common Stock sales, proceeds from stockholders notes of $2,000,000 and $1,287,451 on revolving credit and capital lease obligations. At September 30, 1999, the Company had $684,949 of cash, $290,511 restricted cash and a negative working capital of $6,619,275. The negative working capital is primarily attributable to approximately $6,580,928 of short-term liabilities related to discontinued operations. Restricted cash represents customer payments deposited into the Company's lockbox account but not yet transferred to pay down the Company's line of credit.

         On November 2, 1998, the Company completed a private placement of $2,000,000 of debt with warrants. On January 31, 2000, certain holders of the debt elected to convert an aggregate amount of $1,800,000 into 7,200,000 shares of the Company's common stock pursuant to an offer made by the Company. Interest was accrued on the notes through January 31, 2000 and was converted into an aggregate of 42,629 shares of the Company's common stock in accordance with the terms of the loan agreements.

         Capital expenditures totaled $192,156 and $759,752 in fiscal 1999 and 1998, respectively. These capital expenditures were primarily for the purchase of test equipment, expansion of manufacturing facilities and upgrades to enterprise information systems.

         The Company believes that its existing funds, anticipated cash flows from operations, amounts available from future vendor credits, bank borrowings, capital and operating leases and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next twelve months at the projected level of operations. However, should there be a significant increase in sales above projected levels which requires additional investments in equipment, inventory and accounts receivable, the Company may be required to obtain additional funding through debt or rely upon a future equity offering or offerings for such funding. There is no assurance that the Company would be able to locate debt funding or that it would be successful in its attempts to raise a sufficient amount of funds in an equity offering or offerings. The Company's potential inability to raise needed funds to meet its projected level of operations or increase above current projections could have a material adverse effect on the Company.

INTERNATIONAL SALES

         International sales accounted for 31.9% and 31.3% of net sales in fiscal 1999 and 1998, respectively. The Company anticipates that international sales will increase in future periods and will account for an increasing portion of net sales. The Company is subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the U.S. or other countries. Because sales of the Company's products have been denominated to date in U.S. dollars, increases in the value of the U.S. dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S.

laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT CUSTOMER CONCENTRATION

         In North America and Europe a majority of the Company's memory module test systems are sold directly to semiconductor and independent memory module manufacturers. In Asia, the Company also sells its test systems through distribution partners and independent sales representative organizations. In fiscal 1999 and 1998, the Company's ten largest customers accounted for 90.6% and 52.2% of net memory module test system sales, respectively. During fiscal 1999, the Company had three customers which accounted for 43.8%, 13.8% and 12.2% of the Company's net memory module test system sales, respectively. In fiscal 1998 and 1997, one customer accounted for 11.3% and 10.3% of the Company's net test system sales, respectively.

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

NO ASSURANCE OF PRODUCT QUALITY, PERFORMANCE AND RELIABILITY

         The Company expects that its customers will continue to establish demanding specifications for quality, performance, reliability and delivery. To date, the Company's quality problems have not had a significant effect on the Company's results of operations and the known quality problems have been or are in the process of being remedied. There can be no assurance that the problems will not occur in the future with respect to quality, performance, reliability and delivery of the Company's products. If such problems occur, the Company could experience increased costs, delays in or cancellations or rescheduling of orders or shipments, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT CONCENTRATION; DEPENDENCE ON MEMORY MARKET

         The market for semiconductor memory module test systems has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1999, there were significant declines as well as increases in DRAM and SRAM semiconductor prices. Since the Company's test systems are sold into the semiconductor and memory module market, future price changes could have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

         The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include the loss of a principal customer or customers or the reduction in orders from a customer. Other factors that may affect the Company's results of operations in the future include fluctuating market demand for and changes in the selling prices of the

Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, and manufacturing inefficiencies associated with the startup of new product introductions. In addition, the Company's operating results may be affected by the timing of new product announcements and releases by the Company or its competitors; the timing of significant orders; the ability to produce products in volume; delays, cancellations or rescheduling of orders due to customer financial difficulties or other events; inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines and unexpected product returns; the timing of expenditures in anticipation of increased sales; cyclicality in the Company's targeted markets; and expenses associated with acquisitions.

         Sales of the Company's individual products and product lines toward the end of a product's life cycle typically are characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. The Company could experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that the Company manufactures products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product selling prices or decreasing demand, the Company could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, return of products or discounts. In the past, the Company has had to write-down and write-off excess or obsolete inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially and adversely affected.

         The need for continued significant expenditures for research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in any particular period if the Company's expectations for net sales for that period are not met. The Company believes that period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as indications of future performance.

DEPENDENCE ON SEMICONDUCTOR, COMPUTER, TELECOMMUNICATIONS AND NETWORKING INDUSTRIES

         Demand for the Company's line of memory module test systems is driven by the increased demand for higher level memory module technology in semiconductor, computer, telecommunications and networking industries. The Company may experience substantial period-to-period fluctuations in future operating results due to factors affecting the semiconductor, computer, telecommunications and networking industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries could have a material adverse impact on the demand for the Company's products and therefore a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the semiconductor, computer, telecommunications, networking or other industries utilizing the Company's products.

HISTORY OF LOSSES; UNCERTAIN PROFITABILITY

         The Company has experienced operating losses since inception. At September 30, 1999, the Company had an accumulated deficit of approximately $39,359,910.

         There can be no assurance that the Company will not continue to incur losses or that the Company will be able to raise cash as necessary to fund operations.

FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE

         The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's product development programs; the resources required to protect the Company's intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds also may be used for the acquisition of businesses, products and technologies that are complementary to those marketed by the Company. Consequently, although the Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least 2000, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. In addition, the number of shares of Common Stock issuable upon the conversion of the Series A Stock is subject to adjustment upon the occurrence of certain events. Such adjustments may be dilutive to stockholders and may inhibit the Company's ability to consummate additional equity financings.

MANAGEMENT OF GROWTH; EXPANSION OF OPERATIONS

         In order to continue to provide quality products and customer service and to meet anticipated demands of its customers, the Company will be required to continue to increase staffing and other expenses, including expenditures on research and development, sales and marketing. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would be materially and adversely affected. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently.

RAPID TECHNOLOGICAL CHANGE

         The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market transitioned from fast page mode and EDO memory to SDRAM over the past three years. Other transitions from SDRAM to Rambus-Registered Trademark- and DDR SDRAM are occurring in 2000. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology; timely and efficient completion of product design; timely and efficient implementation of manufacturing and assembly processes; and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in delayed market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SOLE OR LIMITED SOURCES OF SUPPLY

         The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. In particular, the Company is dependent in significant part upon certain limited or sole source suppliers for critical, and in some cases custom components in the Company's memory module test systems. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries, which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company's future operating results depend in a significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace. The Company's future operating results also depend in significant part upon its ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. However, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract, train and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially and adversely affect the Company's business, financial condition and results of operations.

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

LIMITED OPERATING HISTORY

         Although the Company has been in existence since 1984, its current operations have been in place only since its acquisition of DarkHorse in 1996. Accordingly, the Company is still in many respects subject to certain risks and uncertainties inherent in a new enterprise, including limited capital and other resources, reliance on key personnel, operating in a highly competitive environment, inability to develop long-term relationships with its customers, suppliers and lenders, lack of name recognition, higher overhead costs, and difficulty in addressing unanticipated problems, delays and expenses.

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

EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET; LACK OF LIQUIDITY OF LOW PRICED STOCKS

         In July 1999, the Company's stock was delisted from trading on the Nasdaq SmallCap Market, and on July 28, 1999, the Company's stock began trading on the Nasdaq OTC Bulletin Board, which was established for securities that do not meet the Nasdaq SmallCap Market's listing requirements. Consequently, buying or selling the Company's common stock could be more difficult because of the smaller quantities of shares that could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company stock could be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company's common stock.

         In addition to delisting, with the trading price of the Common Stock below $5.00 per share, trading in the Common Stock also is subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq or other national equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of stockholders to sell their shares of Common Stock in the secondary market.

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


         CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 1999 AND 1998 AND
         FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997:
                 Reports of Independent Public Accountants..........................................27
                 Consolidated Balance Sheets at September 30, 1999 and 1998.........................29
                 Consolidated Statements of Operations for the Years Ended September 30, 1999,
                  1998 and 1997.....................................................................30
                 Consolidated Statements of Stockholders' Equity for the Years Ended
                  September 30, 1999, 1998 and 1997.................................................31
                 Consolidated Statements of Cash Flows for the Years Ended September 30,
                  1999, 1998 and 1997...............................................................32
                 Notes to the Consolidated Financial Statements.....................................33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses of $8,996,728, $8,547,796 and $10,113,828 for the years ended September 30,
1999, 1998, and 1997, respectively. Current liabilities exceed current assets by $6,619,275 and total liabilities exceed total assets by $3,872,620 at September 30, 1999. These factors, and others discussed in Note 1, raise substantial doubt about Tanisys Technology, Inc.'s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Brown, Graham and Company P.C.

Austin, Texas
February 14, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Austin, Texas
October 30, 1998

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                                        1999                      1998
-----------------------------------------------------------------------------------------------------------------------------
    ASSETS
Current assets:
  Cash and cash equivalents                                                                $684,949                  $239,446
  Restricted cash (Note 6)                                                                  290,511                   154,271
  Trade accounts receivable, net of allowance of $333,703 and
      $406,157, respectively                                                              1,977,390                 1,219,422
  Inventory (Note 3)                                                                        540,458                   923,942
  Prepaid expenses and other                                                                205,974                   124,792
  Net current assets of discontinued operations (Note 2)                                  7,610,991                 5,820,493
-----------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                11,310,273                 8,482,366
Property and equipment, net of accumulated depreciation and amortization of
    $747,988 and $351,995 respectively (Note 4)                                             496,391                   676,457
Other noncurrent assets                                                                      60,680                    73,514
Net noncurrent assets of discontinued operations (Note 2)                                 4,946,235                 6,680,963
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                            $16,813,579               $15,913,300
=============================================================================================================================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $1,199,200                $1,829,111
   Accrued liabilities (Note 5)                                                             529,087                   436,340
   Revolving credit note (Note 6)                                                         1,978,403                   639,765
   Current portion of obligations under capital lease (Note 8)                               30,939                    59,112
    Net current liabilities of discontinued operations (Note 2)                          14,191,919                 8,389,518
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                          17,929,548                11,353,846
Long-term debt to shareholders, net of discounts (Note 7)                                 1,722,749                         -
Long-term portion of obligations under capital lease (Note 8)                                 9,920                    32,934
Net noncurrent liabilities of discontinued operations (Note 2)                            1,023,982                   721,817
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  20,686,199                12,108,597
-----------------------------------------------------------------------------------------------------------------------------
Mandatorily redeemable convertible preferred stock:
   5% Series A Convertible Preferred Stock, $1 par value, 400 shares
      authorized, 225 and 400 shares issued and outstanding, respectively (Note 9)        1,831,483                 2,390,475
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (Note 10):
   Common stock, no par value, 50,000,000 shares authorized,
      24,390,404 and 20,799,714 shares issued and outstanding, respectively              31,968,495                29,114,774
   Additional paid-in capital                                                             1,687,312                 1,687,312
   Accumulated other comprehensive loss                                                           -                    (2,625)
   Accumulated deficit                                                                  (39,359,910)              (29,385,233)
-----------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                                                (5,704,103)                1,414,228
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)                                    $16,813,579               $15,913,300
=============================================================================================================================

                                       29

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FOR THE YEAR ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                   1999                   1998                     1997
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $10,145,108             $5,349,285               $5,294,000
Cost of goods sold                                               4,512,602              2,959,655                3,465,892
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     5,632,506              2,389,630                1,828,108
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                                      1,602,131              1,692,059                1,589,103
   Sales and marketing                                           1,537,717              1,287,903                1,188,754
   General and administrative                                      703,900                665,420                  602,783
   Depreciation and amortization                                   155,466                902,064                1,393,880
   Bad debt expense                                                233,196                136,139                  780,785
-----------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                   4,232,410              4,683,585                5,555,305
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          1,400,096            (2,293,955)              (3,727,197)
Other income (expense):
   Interest income                                                  13,675                 23,808                   15,981
   Interest expense                                              (371,514)              (213,617)                (231,480)
   Other income                                                      1,065                      -                        -
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                         1,043,322            (2,483,764)              (3,942,696)
-----------------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes:
   Loss from discontinued operations, net of income taxes      (6,690,903)            (6,064,032)              (6,171,132)
      of $-0-
   Estimated loss on disposal of memory module
      manufacturing  business                                  (3,319,147)                      -                        -
-----------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                             (10,010,050)            (6,064,032)              (6,171,132)
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                      $(8,966,728)           $(8,547,796)            $(10,113,828)
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                        $1,043,322           $(2,483,764)             $(3,942,696)
    Preferred stock dividend and amortization of the
      value of the beneficial conversion feature on
      the preferred stock                                      (1,007,949)              (588,016)                        -
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations
    applicable to common stockholders                               35,373            (3,071,780)              (3,942,696)
Loss from discontinued operations                             (10,010,050)            (6,064,032)              (6,171,132)
-----------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                    $(9,974,677)           $(9,135,812)            $(10,113,828)
-----------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share:
  Income (loss) from continuing operations
       applicable to common stockholders                               $ -                $(0.15)                  $(0.22)
   Loss from discontinued operations                                (0.43)                 (0.29)                   (0.35)
-----------------------------------------------------------------------------------------------------------------------------
   Net loss applicable to common stock                             $(0.43)                $(0.44)                  $(0.58)
-----------------------------------------------------------------------------------------------------------------------------
Diluted income (loss) per common share:
  Income (loss) from continuing operations
       applicable to common stockholders                              $.01                $(0.15)                  $(0.22)





   Loss from discontinued operations                                (0.33)                 (0.29)                   (0.35)
-----------------------------------------------------------------------------------------------------------------------------
   Net loss applicable to common stockholders                      $(0.32)                $(0.44)                  $(0.58)
-----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       ADDITIONAL       FOREIGN                       TOTAL

                                                  COMMON STOCK           PAID-IN      TRANSLATION    ACCUMULATED   STOCKHOLDERS'
                                            -----------------------
                                              SHARES       AMOUNT        CAPITAL       ADJUSTMENT      DEFICIT        EQUITY
                                            -------------------------------------------------------------------------------------
Balance, September 30, 1996                 15,978,537  $20,469,136   $           -   $          - $(10,119,093)     $10,350,043
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                             -            -               -              -  (10,113,828)    (10,113,828)
Sale of stock                                2,280,000    5,600,000               -              -             -       5,600,000
Exercise of stock warrants and options       2,076,177    2,530,388               -              -             -       2,530,388
Other                                                -            -               -              -      (16,500)        (16,500)
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                 20,334,714   28,599,524               -              -  (20,249,421)       8,350,103
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                             -            -               -              -   (8,547,796)     (8,547,796)
Exercise of stock warrants and options         275,000      130,250               -              -             -         130,250
Sale of stock                                  100,000      150,000               -              -             -         150,000
Stock issued for services                       50,000       62,000               -              -             -          62,000
Stock options issued for services                    -      123,000               -              -             -         123,000
 Stock warrants issued in connection
    with issuance of mandatorily
    redeemable
      convertible preferred stock                    -            -         283,803              -             -         283,803
Beneficial conversion feature associated
      with mandatorily redeemable
      convertible preferred stock                    -            -       1,403,509              -             -       1,403,509
Amortization of beneficial
      conversion feature                             -            -               -              -     (538,016)       (538,016)
Stock dividend paid on mandatorily
      redeemable convertible preferred          40,000       50,000               -              -      (50,000)               -
      stock
Foreign translation adjustment                       -            -               -        (2,625)             -         (2,625)
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                 20,799,714   29,114,774       1,687,312        (2,625)  (29,385,233)       1,414,228
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                             -            -               -              -   (8,966,728)     (8,966,728)
Exercise of stock warrants and options       1,815,000      558,750               -              -             -         558,750
Stock issued for services                       30,000       30,000               -              -             -          30,000
Stock issued for interest on shareholder       100,758      133,333               -              -             -         133,333
    debt
Stock warrants issued for debt financing             -       75,000               -              -             -          75,000
    costs
Stock warrants issued for operating lease            -       56,284               -              -             -          56,284
Stock warrants issued in connection with
    issuance of debt to stockholders                 -      461,538               -              -             -         461,538
Conversion of mandatorily redeemable
    convertible preferred stock to
    common stock                             1,535,198    1,424,485               -              -             -       1,424,485
Amortization of beneficial conversion                -            -               -              -     (865,493)       (865,493)
    feature
Stock dividend paid on mandatorily
    redeemable convertible preferred           109,734      114,331               -              -     (142,456)        (28,125)
    stock
Foreign translation adjustment                       -            -               -          2,625             -           2,625
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                 24,390,404  $31,968,495   $   1,687,312   $          - $(39,359,910)    $(5,704,103)
---------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      FOR THE YEARS ENDED SEPTEMBER 30,
                                                                             --------------------------------------------------
                                                                                  1999               1998              1997
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            ($8,966,728)       ($8,547,796)       (10,113,828)
Deduct:  Net loss from discontinued operations                               (10,010,050)        (6,064,032)        (6,171,132)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Income (loss) from continuing operations                                        1,043,322        (2,483,764)        (3,942,696)
Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                  455,923         1,135,969          1,545,001

   Amortization of warrant cost issued for debt                                   184,287                  -                  -

   Stock issued for interest                                                                               -                  -

   Stock compensation for services                                                133,333            185,000                  -
                                                                                   30,000
(Increase) decrease in restricted cash                                          (136,240)          1,385,177        (1,539,448)
(Increase) decrease in accounts receivable, net                                 (757,968)          (362,254)            104,613
(Increase) decrease in inventory                                                  383,484           (23,892)          (133,592)
Increase in prepaid expenses and other                                           (81,182)           (25,808)           (46,414)
Increase (decrease) in accounts payable and accrued liabilities                 (565,289)            149,433            779,964
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating
   activities of continuing operations                                            689,670           (40,139)        (3,232,572)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of fixed assets                                                    (192,156)          (759,752)          (151,121)
   Other assets                                                                    12,834             64,550           (52,703)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in  investing activities of continuing operations                 (179,322)          (695,202)          (203,824)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of debt to shareholders                               2,000,000                  -                  -
   Proceeds from issuance of common stock                                               -            150,000          5,600,000
   Net proceeds from issuance of preferred stock and warrants                           -          3,665,000                  -
   Draws (payments) on revolving credit note, net                               1,034,906          (362,009)            163,400
   Payments on capital lease obligations                                         (51,187)           (14,545)                  -
   Proceeds from exercise of stock options                                              -            128,250             42,420
   Proceeds from exercise of stock warrants                                       558,750              2,000          2,487,968
   Other                                                                                -                  -           (16,500)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities of continuing operations              3,542,469          3,568,696          8,277,288
-------------------------------------------------------------------------------------------------------------------------------
Net cash from discontinued operations                                         (3,607,314)        (4,583,926)        (5,540,444)
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                  445,503        (1,750,571)          (699,552)
Cash and cash equivalents, beginning of year                                      239,446          1,990,017          2,689,569
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                       $    684,949       $    239,446       $  1,990,017
-------------------------------------------------------------------------------------------------------------------------------



Supplemental disclosure of cash flow information:
   Interest paid                                                              $   941,408        $   610,334        $   661,368
Non-cash investing and financing activities:
   Stock and stock options issued for services                                     30,000            185,000                  -
   Preferred stock dividend accrued                                                28,125                  -                  -
   Preferred stock dividend  paid in common stock                                 114,331             50,000                  -
   Amortization of beneficial conversion feature on preferred stock               865,493            538,016                  -
   Capital lease additions                                                      1,094,039          1,000,631             73,527
   Accrued fixed asset additions                                                        -          3,114,855                  -
   Issuance of stock warrants in connection with issuance of debt to
     Shareholders                                                                 461,538                  -                  -
   Conversion of preferred stock to common stock                                1,424,485                  -                  -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse"), Rosetta Marketing and Sales Inc., and Tanisys (Europe) Ltd., which is located in Scotland, (collectively, the "Company"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company designs, manufacturers and markets memory module test systems and provides design services in conjunction with the licensing of its touch sensor products.

         On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe), Ltd. The assets and liabilities and the loss from the sale of the memory module manufacturing business have been included in the accompanying consolidated financial statements as discontinued operations. (See Note 2 for discontinued operations)

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. The Company was able to generate $1,043,322 in income before discontinued operations, however, the Company has sustained substantial operating losses in recent years. In addition, the Company's working capital position has deteriorated due to the ongoing losses from operations. At September 30, 1999, current liabilities exceed current assets by $6,619,275, and total liabilities exceed total assets by $3,872,620.

         In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn may be dependent upon the success of its future operations. Management believes that the sale of certain assets and the assumption of certain liabilities by the buyer of its memory module manufacturing business in December 1999, including all the stock of Tanisys (Europe) Ltd., plus anticipated cash flows from operations will provide the opportunity for the Company to continue as a going concern.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be classified as cash equivalents. Cash equivalents are carried at cost, which approximates market value. The Company places its cash investments in high credit quality instruments.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

         Inventory is stated at the lower of cost or market value. In the second quarter of fiscal 1999, the Company changed its method of accounting for inventories from a weighted-average cost basis to a standard cost method. The change did not have a significant effect on results of operations for 1997, 1998 or 1999, nor is it anticipated that it will have a material effect on future periods. Prior to the change, the Company's inventory costs would not have differed significantly under the two methods. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses. (See Note 3)

PROPERTY AND EQUIPMENT

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

GOODWILL

         Goodwill has been amortized against earnings over two years. For the years ended September 30, 1998, and 1997, amortization expense of approximately $2,092,000 and $3,585,000, respectively, has been reflected in operating expenses in continuing and discontinued operations in the accompanying consolidated statements of operations. (See Note 2)

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The mandatorily redeemable convertible preferred stock was issued during fiscal 1998. The preferred stock contains a beneficial conversion feature which has been charged to accumulated deficit and is reflected as an increase in preferred stock up to the earliest date the preferred stock can be converted to Common Stock. (See Note 9)

FOREIGN CURRENCY

         The Scotland subsidiary uses the Pound Sterling as its functional currency. The Company's Scotland assets and liabilities are translated into U.S. Dollars at the exchange rate at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing during the period. The aggregate transaction gains and losses included in the determination of net loss are not material for any period presented. (See Note 2)

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

         Revenue from sales is recognized when the related products are shipped, typically freight on board shipping point or at the time the services are rendered. The Company warrants products against defects, has a policy concerning the return of products and accrues the cost of warranting these products as the items are shipped.

RESEARCH AND DEVELOPMENT

         Research and development expenses relate primarily to the technological development and enhancement of the Company's products. Research and development costs are charged to expense as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for the Company in fiscal 1999. Comprehensive income generally represents all changes in stockholders' equity except those resulting from contributions by stockholders. There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between net loss and comprehensive loss available to common stockholders for the year ended September 30, 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the consolidated financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal year 1999. The Company has adopted this statement, but due to the sale of the memory module manufacturing business the company does not have operating segments.

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

RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform to the fiscal 1999 presentation. (See Note 2)

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

2.       DISCONTINUED OPERATIONS

         On December 9, 1999, the Company sold certain assets of its memory module manufacturing business, including all the stock of Tanisys (Europe) Ltd., a wholly owned subsidiary of the Company located in Scotland. The sale also included the assumption of certain liabilities by the buyer. The results of the memory module manufacturing operations have been classified as discontinued operations in all fiscal periods presented.

         Revenue of the discontinued operations was $42,364,464, $27,796,729 and $42,379,950 in fiscal 1999, 1998 and 1997, respectively.

         The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the consolidated financial statements as of September 30, 1999. Included in the loss is an accrual of $1,327,502, which represents the Company's best estimate of the remaining costs associated with the disposition of the discontinued operations.

         Assets and liabilities of the memory module manufacturing business consisted of the following:


                                                           September 30,
                                                  ------------------------------
                                                      1999               1998
                                                  ------------------------------
         Cash                                     $   220,103         $   13,661
         Trade accounts receivable                  5,013,731          2,987,497
         Inventory (net)                            1,952,251          2,300,729
         Prepaid expenses                             424,906            518,606
                                                  -----------         ----------
         Net current assets                       $ 7,610,991         $5,820,493
                                                  -----------         ----------
                                                  -----------         ----------
         Property and equipment (net)             $ 4,319,960         $6,075,342
         Other assets                                 626,275            605,621
                                                  -----------         ----------
         Net noncurrent assets                    $ 4,946,235         $6,680,963
                                                  -----------         ----------
                                                  -----------         ----------
         Accrued liabilities                      $ 5,375,894         $3,740,946
         Accounts payable                           3,253,199          2,819,018
         Revolving credit line                      4,242,743          1,626,495
         Capital leases, current                    1,320,083            203,059
                                                  -----------         ----------
         Net current liabilities                  $14,191,919         $8,389,518
                                                  -----------         ----------
                                                  -----------         ----------
         Capital leases net of current            $ 1,023,982         $  721,817
                                                  -----------         ----------
                                                  -----------         ----------


         Net assets disposed of have been separately classified in the accompanying consolidated balance sheet at September 30, 1999. The September 30, 1998 consolidated balance sheet has been restated to conform with the current year's presentation.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

2.       DISCONTINUED OPERATIONS (CONTINUED)

         Included in the discontinued liabilities are leases for certain equipment. Future minimum lease payments under these leases at September 30, 1999 were as follows:


                                                                Capital Leases
                                                                --------------
        2000                                                       $ 1,492,070
        2001                                                           619,140
        2002                                                           539,599
        2003                                                            24,808
                                                                   -----------
        Total minimum lease payments                                 2,675,617
        Amounts representing interest                                 (331,552)
                                                                   -----------
        Present value of minimum capital lease payments              2,344,065
        Less: current portion                                       (1,320,083)
                                                                   -----------

        Long-term capital lease obligation                         $ 1,023,982
                                                                   -----------
                                                                   -----------


         The Company had a letter of credit totaling $434,562 and $506,988 at September 30, 1999 and 1998, as collateral for an operating lease for manufacturing equipment. As of September 30, 1999, the Company has cash in an escrow account with a financial institution which is pledged against the letter of credit. This amount has been included in net noncurrent assets of discontinued operations in the accompanying consolidated financial statements.

3.       INVENTORY

         Inventory consists of the following:


                                                    September 30,
                                              ------------------------
                                                1999            1998
                                              ------------------------
                  Raw materials               $297,252        $648,060
                  Work-in-process               21,648          77,047
                  Finished goods               221,558         198,835
                                              --------        --------
                                              $540,458        $923,942
                                              --------        --------
                                              --------        --------


                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                             September 30,
                                                     --------------------------
                                                         1999            1998
                                                     --------------------------
                  Equipment                          $  967,780      $  755,911
                  Furniture and fixtures                207,240         207,240
                  Leasehold improvements                 69,359          65,301
                                                     ----------      ----------
                                                      1,244,379       1,028,452
                  Less accumulated
                     depreciation and amortization    (747,988)        (351,995)
                                                     ----------      ----------
                                                     $ 496,391       $  676,457
                                                     ----------      ----------
                                                     ----------      ----------


         Included in the amounts above is approximately $40,861 and $92,046 of property and equipment acquired under capital leases at September 30, 1999 and 1998, respectively. The accumulated amortization related to these assets totaled approximately $5,105 and $80,734 at September 30, 1999 and 1998, respectively.

         Depreciation and amortization expense includes depreciation and amortization of property and equipment and amortization of goodwill. Depreciation and amortization expense as reflected in the accompanying consolidated statements of operations is as follows:


                                                      Year Ended September 30,
                                          -----------------------------------------------

                                            1999               1998               1997
                                          -----------------------------------------------
          Cost of goods sold              $300,457          $  233,905         $  151,121
          Operating expenses               155,466             902,064          1,393,880
                                          --------          ----------         ----------
                                          $455,923          $1,135,969         $1,545,001
                                          --------          ----------         ----------
                                          --------          ----------         ----------


                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

5.       ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                             September 30,
                                                                     --------------------------
                                                                         1999              1998
                                                                     --------------------------
                  Unearned revenue                                   $      -          $ 83,333
                  Warranty                                             52,652           155,850
                  Salaries, wages and commissions                      35,280            28,408
                  Franchise, sales and property taxes                  15,258            31,758
                  Dividends payable                                    28,125                 -
                  Interest payable                                     51,111                 -
                  Professional fees                                    20,510            54,817
                  Service fees                                        140,000                 -
                  Engineering fees                                    150,000                 -
                  Other liabilities                                    36,151            82,174
                                                                     --------          --------
                                                                     $529,087          $436,340
                                                                     --------          --------
                                                                     --------          --------

6.         REVOLVING CREDIT NOTE

         The Company obtained an $8,500,000 revolving credit note effective July 24, 1997 with a financial institution. The revolving credit note contains an annual commitment fee of $85,000 and bears interest at the prime rate plus 2% (10.25% at September 30, 1999).

         The Company also issued to the lender stock purchase warrants to purchase 65,000 shares of Common Stock at a price of $5.38 per share, which was 5% over the market closing price on the date the note agreement was executed. These stock purchase warrants expire on July 24, 2002. (See Note 10)

         The revolving credit note has a maturity date of July 24, 2000, and it is secured by all of the Company's assets. The maturity date will automatically be extended for successive additional terms of three years each unless one party gives written notice to the other, not less than 60 days prior to the maturity date.

         Borrowings are based upon 85% of eligible accounts receivable and eligible inventory amounts as defined in the borrowing agreement. The amounts outstanding at September 30, 1999 and 1998 were $6,221,146 and $2,266,260, respectively. Additional amounts that were available at September 30, 1999 and 1998 was $871 and $0, respectively. In addition, the Company is required to maintain a lockbox account to be used for the collection of the Company's trade accounts receivable. All collections must be applied to reduce the outstanding balance of the revolving credit note. The balance of this lockbox account is reflected as restricted cash in the accompanying consolidated balance sheets. Included in discontinued operations for September 30, 1999 and 1998 were $4,242,743 and $1,626,495, respectively, of the credit line. (See Note 2)

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


7.       LONG-TERM DEBT

         In November 1998, the Company issued $2,000,000 in debt with attached stock warrants to certain stockholders of the Company. The debt is due in two years and carries an interest rate of 10 percent per annum. The interest is due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2 million stock warrants. Each warrant is exercisable into one share of common stock beginning on December 1, 1998, at an exercise price of $0.25 per share. The exercise price increases to $0.50 per share after August 1, 1999 and $1.00 per share after October 1, 2000. The warrants expire on November 1, 2001. During the year ended September 30, 1999, the Noteholders were issued 1,600,000 shares of common stock upon the exercise of certain warrants.

         The Company determined the fair value of the warrants to be approximately $461,538, and has reflected this value as a discount on the debt. The debt discount is being amortized as interest expense over the life of the related debt. Long-term debt to shareholders consists of the following at September 30, 1999:

-----------------------------------------------------------------------------
Notes payable                                                    $2,000,000
         Less - unamortized discount                               (277,251)
-----------------------------------------------------------------------------
 Long-term debt owed to shareholders, net of discount            $1,722,749
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

         In connection with the placement and issuance of this debt, the Company incurred costs of $21,350 and issued 100,000 stock warrants to the Company's chairman of the board and 25,000 stock warrants to its legal counsel. Each warrant is exercisable into one share of common stock at $0.01 per share beginning on December 1, 1998, and the warrants expire on November 1, 2001. As of September 30, 1999, all of these warrants had been exercised for 125,000 shares of common stock. The Company valued the warrants at $0.60 per share, or $75,000. The total debt issuance costs of $96,350 have been reflected in other noncurrent assets in the accompanying consolidated balance sheet and are being amortized on the straight line method over the life of the related debt.

8.       LEASE COMMITMENTS

         The Company leases certain equipment and office space under noncancellable leases with expiration dates ranging from 1999 through 2013.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

8.       LEASE COMMITMENTS (CONTINUED)

         Future minimum lease payments under all leases at September 30, 1999 were as follows:

                                                                   Capital          Operating
                                                                   Leases            Leases
                                                                   -------          ---------
        2000                                                       $38,921          $272,672
        2001                                                        12,270             4,713
        2002                                                             -             4,713
        2003                                                             -             1,446
        Thereafter                                                       -            11,567
                                                                  ---------        ----------
        Total minimum lease payments                                51,191          $295,111
                                                                                   ----------
                                                                                   ----------
        Amounts representing interest                               10,332
                                                                  ---------
        Present value of minimum capital lease payments             40,859
        Less: current portion                                      (30,939)
                                                                  ---------

        Long-term capital lease obligation                          $9,920
                                                                  ---------
                                                                  ---------

         Rent expense recorded under all operating leases was $405,228, $258,689 and $262,437, for the years ended September 30, 1999, 1998 and 1997, respectively. Interest rates on the capital leases range from 7.0% to 42.4%.

9.       PREFERRED STOCK

         Pursuant to a Convertible Stock Purchase Agreement (the "Stock Purchase Agreement"), on June 30, 1998 the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), for $4,000,000.

         The Series A Stock is convertible into the Company's no par value common stock ("Common Stock") at the option of the holder. The conversion price is the lesser of the fixed conversion price of $2.31 per share or a variable conversion price. The Company has valued this beneficial conversion feature at $1,403,509 and has reflected this amount in additional paid-in capital and as a charge to the accumulated deficit as a dividend in the amount of $865,493 and $538,016 for the years ended September 30, 1999 and 1998, respectively.

         The Series A Stock carries mandatory redemption rights that can be exercised by the holder if certain triggering events occur. On July 27, 1999, the Company's common stock was delisted from trading on the NASDAQ SmallCap Market, but is currently traded on the NASDAQ OTC Bulletin Board. The delisting was a triggering event under the Stock Purchase Agreement; however, the holder has not informed the Company of any intent to exercise its redemption rights. At September 30, 1999, the aggregate redemption price, including a stipulated redemption premium, was approximately, $2,475,000.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


9.       PREFERRED STOCK (CONTINUED)

         Dividends are payable quarterly in either cash or registered shares of Common Stock, but must be paid in cash upon the occurrence of certain events. For the years ended September 30, 1999 and September 30, 1998, the Company paid dividends of $114,331 and $50,000 by issuing 109,734 shares and 40,000 shares of Common Stock, respectively, at the market value.

         Attached to the Series A Stock were warrants to purchase 199,999 shares of Common Stock at $3.00 per share. The warrants currently are exercisable and have a term of four years from June 30, 1998. The Company has valued the warrants at $283,803 and has reflected this amount in additional paid-in capital during the year ended September 30, 1998.

         During the year ended September 30, 1999, the preferred stockholders converted 175 shares of Series A Stock for 1,535,198 shares of Common Stock.

         At September 30, 1999 and 1998, the carrying value of the Series A Stock consists of the following:

                                                                     1999          1998
                                                                 ---------------------------
Balance, October 1                                               $ 2,390,475    $         -
  Issuance of Series A Stock                                               -      4,000,000
  Offering costs                                                           -       (460,229)
  Value of beneficial conversion feature                                   -     (1,403,509)
  Value of attached warrants                                               -       (283,803)
  Amortization of beneficial conversion feature                      865,493        538,016
  Conversion of perferred stock for common stock                  (1,424,485)             -
                                                                 ---------------------------
Balance, September 30                                            $ 1,831,483    $ 2,390,475
                                                                 ---------------------------

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


10.       STOCKHOLDERS' EQUITY

WARRANTS

         During the years ended September 30, 1999, 1998, and 1997, the Company issued warrants to various individuals or companies for services in connection with debt. Each stock warrant entitles the holder to purchase one share of Common Stock at a particular price, vesting period and expiration date specified within each individual warrant agreement. The shares issued upon exercise of these stock warrants are subject to resale restrictions. The following summarizes the warrants issued by the Company:


                                                               For the Year Ended September 30,
                                    --------------------------------------------------------------------------------------
                                            1999                           1998                             1997
                                    -----------------------       -------------------------       ------------------------
                                              Stock Warrant                  Stock Warrant                  Stock Warrant
                                    Shares    Exercise Price      Shares     Exercise Price       Shares    Exercise Price
                                 ---------------------------    ---------------------------     --------------------------
Outstanding beginning of year         289,998 $3.00 to $5.38        289,999    $.01 to $5.38      1,860,177  $1.70 to $2.30
Granted                             2,200,000   $.01 to $.25        199,999            $3.00        489,999   $.01 to $5.38
Exercised                         (1,725,000)   $.01 to $.25      (200,000)             $.01    (2,060,177)   $.01 to $1.15
Expired                               (4,999)          $3.41              -                -              -               -
                                    --------- --------------      ----------------------------------------------------------
Outstanding end of year               759,999  $.25 to $5.38        289,998   $3.00 to $5.38        289,999   $.01 to $5.38
                                    --------- --------------      ----------------------------------------------------------
                                    --------- --------------      ----------------------------------------------------------
Exercisable end of year               753,331  $.01 to $5.38       276,665     $.01 to $5.38              -               -
                                    --------- --------------      ----------------------------------------------------------
                                    --------- --------------      ----------------------------------------------------------

STOCK OPTIONS

         The Company has two stock option plans. All options granted under the plans are exercisable for Common Stock as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation".

         The 1993 Stock Option Plan permits grants to the Company's directors, key employees and consultants. The 1997 Non-Employee Director Plan permits grants to the Company's non-employee directors. The stock options granted under each of these plans are granted at fair market value on the date of grant, vest ratably over a predefined period and expire no more than ten years from the date of grant. At September 30, 1999, the Company had reserved a total of 5,890,000 shares of Common Stock for the plans.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

10.       STOCKHOLDERS' EQUITY (CONTINUED)

         The following table summarizes information about stock options outstanding at September 30, 1999:


                                          Options Outstanding                         Options Exercisable
                          --------------------------------------------------   ----------------------------------
                                                Weighted
                                                Average          Weighted-
                                                Remaining        Weighted-
 Range of Exercise                           Contractual Life     Average                       Weighted Average
      Prices                 Shares              (Years)       Exercise Price    Shares          Exercise Price
------------------          ---------        ---------------   -------------   ---------------------------------
    $0.50 - $0.99           1,082,200               6.96           $0.56          -
    $1.00 - $1.75           1,636,417               4.13            1.70        1,063,909              $1.71
    $1.76 - $2.00           2,435,500               5.21            1.97          696,375               1.93
      Over $2.00               82,500               0.15            2.95           82,500               2.94
                            ---------                                           ---------
                            5,236,617                                           1,842,784
                            ---------                                           ---------
                            ---------                                           ---------



         A summary of the activity of the Company's stock option plans is presented below:

                                                                         September 30,
                                       -----------------------------------------------------------------------------------
                                                 1999                         1998                         1997
                                       --------------------------  --------------------------   --------------------------
                                                      Weighted                    Weighted-                   Weighted-
                                                       Average                     Average                     Average
                                         Shares     Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                        ---------   --------------  ----------  --------------   --------   --------------
Outstanding, beginning of year          4,396,917        $1.91       2,387,317        $3.24      1,804,100        $2.81
  Granted                               1,410,700        $0.84       2,478,400         1.95        882,500         4.20
  Cancelled or expired                   (481,000)       $2.00        (393,800)        3.72       (283,283)        3.51
  Exercised                               (90,000)       $1.75         (75,000)        1.71        (16,000)        2.65
                                        ----------                   ----------                  ----------
Outstanding, end of year                5,236,617                    4,396,917         1.91      2,387,317         3.24
                                        ----------                   ----------                  ----------
                                        ----------                   ----------                  ----------

Options exercisable, end of year        1,842,784        $1.72       1,226,492         1.91      1,083,700         2.50

Weighted average fair value of
options granted during
the year                                                 $0.46                        $1.54                       $2.23


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997:


                                                    For the Year Ended September 30,
                                             ----------------------------------------------
                                              1999               1998                1997
                                             -------           --------            --------
           Dividend yield                        -                  -                   -
           Expected volatility                 50.3%              82.0%               79.0%
           Risk-free interest rate              4.5%              5.6%                6.5%
           Expected life (years)                7                 5                   5

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

10.       STOCKHOLDERS' EQUITY (CONTINUED)

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the stock option plans since the exercise price of the options equals the fair market value of the Common Stock on the date of grant.

         Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                       For the Year Ended September 30,
                                             --------------------------------------------------------
                                                 1999                 1998                  1997
                                             -------------        ------------          -------------
Net loss                   As reported       $(8,966,728)         $(8,547,796)          $(10,113,828)
                           Pro forma          (9,622,699)          (9,808,987)           (10,988,476)

Net loss applicable
to Common Stock            As reported        (9,974,677)          (9,135,812)           (10,113,828)
                           Pro forma         (10,630,648)         (10,397,003)           (10,988,476)
Net loss applicable
to Common Stock
per share                  As reported             (0.43)               (0.44)                 (0.58)
                           Pro forma               (0.46)               (0.50)                 (0.63)

11.      INCOME TAXES

         For the years ended September 30, 1999, 1998 and 1997, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $4,229,000, $5,252,000 and $6,023,000 and for non-U.S. income tax purposes of approximately $817,000 and $369,000 and $-0-, respectively. The loss carryforwards of approximately $22,886,000 at September 30, 1999 begin to expire in 2011. At September 30, 1999 and 1998, the Company had temporary differences resulting in future tax deductions of approximately $4,791,766 and $756,000, respectively, principally representing differences in accounting and tax basis in accrued liabilities and reserves and anticipated loss from discontinued operations. Deferred income tax assets from the loss carryforwards and asset basis differences aggregate approximately $8,456,000 and $6,888,000, at September 30, 1999, and 1998, respectively.

         For financial reporting purposes, a valuation allowance of $8,456,000 and $6,888,000 at September 30, 1999 and 1998, respectively, has been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

         The availability of the net operating loss carryforwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carryforwards due to Internal Revenue Service ("IRS") Code Section 382 limitations. this section states that after reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. The Company believes that the IRS Code Section 382 limitation did not exist as of September 30, 1999 and if triggered the consequence is expected to have no material impact on the Company's consolidated financial position or results of operations.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

12.      EARNINGS PER SHARE

         Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the year ended September 30, 1999, diluted income or loss per common share are computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of common stock on the exercise of options and warrants and the conversion of convertible preferred stock and the impact of assumed conversions. For the years ended September 30 ,1998 and 1997, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been antidilutive. The following table provides a reconciliation between basic and diluted shares outstanding:

                                                           1999                1998                 1997
                                                        ----------          ----------           -----------
          Weighted average number of
            common shares used in basic
            earnings per share                          23,044,153          20,609,782           17,537,914

          Effect of dilutive securities
             Stock Options                               1,842,784                   -                    -
             Warrants                                      753,331                   -                    -
             Preferred Stock                             4,691,573                   -                    -
                                                        ----------          ----------           -----------
          Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share               30,331,841          20,609,782           17,537,914
                                                        ----------          ----------           -----------
                                                        ----------          ----------           -----------

The following data shows the amount used in computing diluted earnings per share and the effect on income:


                                                                                          1999
                                                                                     -------------
           Diluted earnings per share:
              Income from continuing operations applicable
                 to common stockholders                                                    $35,373
              Income impact of assumed conversions:
                 Preferred stock dividends                                                 142,456
                                                                                     -------------
              Income from continuing operations after
                 assumed conversions of dilutive securities                                177,829
                                                                                     -------------
              Loss from discontinued operations                                        (10,010,050)
                                                                                     -------------
              Net loss applicable to common stockholders
                  after assumed conversion of dilutive securities                      ($9,832,221)
                                                                                     -------------
                                                                                     -------------

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

13.      RELATED PARTY TRANSACTIONS

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

         General and administrative expense includes consulting fees and expenses in the amount of $43,693, $52,415 and $112,089 paid with common stock , stock options or cash to the Company's directors for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

         In July 1997, the Company entered into a contract with a director for consulting services in connection with a private placement of restricted common stock in return for 200,000 warrants with an exercise price of $0.01 per share. Those warrants were exercised in their entirety in February 1998.

         General and administrative expense includes professional fees in the amount of $105,000, $62,000, and $197,623 paid to two stockholders of the Company for legal and other services provided for the years ended September 30, 1999, 1998 and 1997, respectively. Of these amounts, $105,000, $62,000,and
$100,000, respectively, were paid with common stock or warrants.

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

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

13.      RELATED PARTY TRANSACTIONS (CONTINUED)

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

         On January 12, 2000, the Company issued 1,150,000 shares of Common Stock to two officers, legal counsel and consultants in connection with the sale of the memory module manufacturing business. The common stock was valued at $223,300 based on the market value at the date of issue and has been included in the estimated loss on disposal of the memory module manufacturing business in the accompanying consolidated financial statements.

14.      SIGNIFICANT CUSTOMERS

         Following are the Company's customers with more than 10% of total net sales during the years ended September 30, 1999, 1998 and 1997, and customers from which the Company had accounts receivable that exceeded 10% of total accounts receivable at September 30, 1999, 1998 and 1997. Amounts less than 10% are reflected as a dash.


         -----------------------------------------------------------------------------------------
                       Customers                     A            B             C             D
         -----------------------------------------------------------------------------------------
         Year Ended September 30, 1999
         Net Sales                                 43.8%        13.8%         12.2%           -
         Accounts Receivable                       36.3%          -           46.8%           -

         Year Ended September 30, 1998
         Net Sales                                 11.3%          -             -             -
         Accounts Receivable                       25.7%          -             -             -

         Year Ended September 30, 1997
         Net Sales                                 10.3%          -             -             -
         Accounts Receivable                       10.2%          -           12.1%         20.5%

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

15.      EMPLOYEE BENEFITS

         The Company sponsors The Tanisys Technology Inc., 401(k) Plan (the "Plan") which qualifies under Section 401(k) of the IRS Code for eligible employees. Eligible employees may defer a portion of their annual compensation under the Plan subject to maximum limitations. Generally, all employees of the Company who are 18 years of age are eligible for participation in the 401(k) Plan on the first day of the month following their dates of hire.

         Under provisions of the Plan, the Company may elect to make discretionary matching contributions to the Plan for the benefit of the participants. No such discretionary contributions were made in fiscal 1999, 1998 or 1997.

16.      SUBSEQUENT EVENTS

         On December 17, 1999, the Company entered into an agreement with Silicon Valley Bank under an Accounts Receivable Purchase Agreement to sell its receivables for a percentage of the face amount, not to exceed $2,000,000. The Company must repurchase a receivable if it is more than 90 days old or if the debtor files for bankruptcy.

         Subsequent to September 30, 1999, the Company has issued 2,262,900 stock options to employees, directors and consultants.

         During the year ended September 30, 1999, the preferred stockholders converted 175 shares of Series A Stock for 1,535,198 shares of Common Stock. After September 30, 1999, the preferred stockholders converted 60 shares of Series A Stock for 2,740,426 shares of Common Stock.

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

17.      CONTINGENCIES

         The Company is a defendant in a lawsuit filed by one of its customers for alleged breach of contract. The suit asks for actual damages, including all related expenses in the amount of $77,838. The Company believes the suit is without merit and is vigorously defending its position.

         Under the terms of a preferred stock purchase agreement with certain investors, the Company is required, among other items, to be in compliance with the listing and maintenance requirements of the stock exchange on which the common stock is listed. As a result of non-compliance, the investors have the right to redeem the outstanding amount of preferred stock. In July 1999, NASDAQ ruled that the Company failed to meet the exchange's requirements for listing. Currently, the investors have taken no action. (See Note 9)

         Under the terms of the Asset Purchase Agreement for the sale of the memory module manufacturing business in December 1999, the Company is not in compliance with the date that requires shareholders ratification of the sale by proxy. Under the terms of the agreement, if the Company is not in compliance with the covenants, the buyer could invalidate the transaction.

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 1999, 1998 AND 1997


         Under the terms of a lease agreement between Tanisys (Europe), Ltd.and Akeler Limited, the Company guaranteed the payment of rent in the amount of approximately $200,000 per year. At the present time, Tanisys (Europe), Ltd. is in compliance with the lease agreement, but if Tanisys Technology, Inc. should become liable, the Company would have recourse against the purchaser of the memory module manufacturing business.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The Company's directors, executive officers and key employees and their respective ages and positions as of January 27, 2000 are as follows:

      NAME                            AGE                                 POSITION(S)
Charles T. Comiso                     62                President, Chief Executive Officer and Director
John R. Bennett                       39                Vice President of Sales and Marketing
Richard R. Giandana                   57                Vice President of Administration and Human Resources
Terry W. Reynolds                     43                Vice President of Finance
Joseph C. Klein                       43                Vice President of Engineering and Manufacturing
W. Audie Long                         56                Corporate Secretary
Parris H. Holmes, Jr.                 56                Chairman of the Board (1)(2)(3)
Gordon H. Matthews                    62                Director (1)
Theodore W. Van Duyn                  50                Director (2)(3)

---------------------
(1)   Member of the Audit Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Stock Option Committee.

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

         RICHARD R. GIANDANA, Vice President of Human Resources, joined the Company in May 1998 with many years' experience in domestic and international HR and education management, including experience in Europe, Australia, and Latin America. He has worked in high-tech manufacturing with IBM, Xerox and Tandem Computers. Mr. Giandana was formerly a member of the faculties at the Rochester
(NY) Institute of Technology and Cabrillo (CA) College. He was also President of the Center for Training and Communication in Scotts Valley, CA and has provided consulting services and training to high-tech firms in California and Texas, including his SELLING IDEAS TO DECISION-MAKERS seminar.

         JOSEPH C. KLEIN, Ph.D., Vice President of Engineering, joined the Company in November 1997. Prior to joining the Company, Mr. Klein was Vice President of Research and Development for PNY Technologies, Inc. from November 1994 to November 1997 and was WorldWide Memory Manager for IBM PC Company from November 1984 to November 1994.

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

         W. AUDIE LONG has served as Senior Vice President, General Counsel and Corporate Secretary of Billing Concepts Corp. since February 1998. Mr. Long was Senior Vice President-Legal and Regulatory Affairs and General Counsel of USLD Communications Corp. ("USLD") from February 1991 to January 1998 and was Corporate Secretary of USLD from August 1993 to January 1998.

         GORDON H. MATTHEWS has served as a Director of the Company since 1994. Mr. Matthews is a named inventor in over 40 US and foreign patents, and is the acknowledged inventor of voice mail. Mr. Matthews is currently Chairman of the Board of PremiseNET, Inc., a company that he founded in 1996. PremiseNET produces a CPE system called MAXX that brings voice mail, automated attendant and other Call Processing functions to the home and small business. He is also a member of the Board of Vtel, the leader in teleconferencing services and equipment. He was recognized as the Inventor of the Year by the Texas Bar Association and was nominated for induction into the National Inventor's Hall of Fame. Prior to founding PremiseNET, Mr. Matthews owned and operated a consulting service that taught companies the methodology of creating meaningful patent portfolios.

         TERRY W. REYNOLDS, CPA, joined the Company as Vice President of Finance in January 2000. Prior to joining the Company, Mr. Reynolds served from October of 1998 to December of 1999 as Chief Financial Officer of Doyle Wilson Homebuilder. From September of 1996 to October of 1998, Mr. Reynolds was the Chief Financial Officer for Windsport, and prior to that he worked for the public accounting firms of Charles Douthitt & Co. and Arthur Andersen LLP. He has over 20 years of experience in financial management, and has also held positions with Chrysler Technologies Corporation and First Financial Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth information concerning compensation of the Company's Chief Executive Officer and each of the six other most highly compensated executive officers of the Company whose base salary and bonus exceeded $100,000 for fiscal year 1999.

                           SUMMARY COMPENSATION TABLE
                                                                                                     Long-Term



                                                              Annual Compensation               Compensation Awards
                                                           -------------------------          -----------------------
                                          Fiscal                                                   Securities Under
                                                                                                       Options/
Name and Principal Position                Year         Salary ($)             Bonus              SARs Granted (#)
---------------------------              --------      ------------         ----------        -----------------------
CHARLES T. COMISO                          1999             212,154  (1)             0                  200,000
     PRESIDENT, CHIEF EXECUTIVE            1998             172,500  (2)             0                1,000,000
     OFFICER AND DIRECTOR                  1997                N/A                 N/A                   N/A

RAYMOND F. LEBLANC                         1999             110,232  (3)             0                 300,000
VICE PRESIDENT, WORLDWIDE SALES            1998                 N/A                N/A                   N/A
                                           1997                 N/A                N/A                   N/A

JOHN R. BENNETT                            1999             184,147                  0                  25,000
VICE PRESIDENT OF SALES                    1998             155,050                  0                105,000 (4)
                                           1997             109,032  (5)        25,000                  50,000

JOSEPH C. KLEIN                            1999             120,000                  0                  60,000
     VICE PRESIDENT OF ENGINEERING         1998             104,538   (6)            0                 130,000
                                           1997                 N/A                N/A                   N/A

JOE O. DAVIS                               1999             105,417  (7)             0                    0
         SENIOR VICE PRESIDENT,            1998             115,000                  0               180,000 (8)
      CHIEF FINANCIAL OFFICER AND          1997             115,000                  0                 30,000
         CORPORATE SECRETARY

CHRIS EFSTATHIOU                           1999             120,000                  0                 60,000
     SENIOR VICE PRESIDENT OF              1998             120,000                  0               180,000 (9)
       OPERATIONS AND GENERAL              1997             116,884                  0                 60,000
       MANAGER

KIRK A. HARTSTEIN                          1999             100,262                  0                 35,000
     VICE PRESIDENT OF MANUFACTURING       1998                 N/A (10)             0               51,000 (11)
     - AUSTIN                              1997                 N/A (10)             0                    0

(1) The amount shown includes reimbursement for costs associated with Mr. Comiso's relocation from Los Altos Hills, CA to Austin, TX.

(2) The amount shown reflects Mr. Comiso's salary from October 21, 1997, the beginning date of his employment with the Company, through the end of fiscal 1998.

(3) The amount shown reflects Mr. LeBlanc's salary from January 7, 1999, the beginning date of his employment with the Company, through the end of fiscal 1999.

(4) The amount shown includes 50,000 stock options issued in previous years that were re-priced on September 24, 1998 to $1.75 per share.

(5) Mr. Bennett was elected Vice President of Sales on October 1, 1997 and previously served as Director of Sales of the Company. Amount shown reflects Mr. Bennett's salary from November 1, 1996, the beginning date of his employment with the Company, through the end of fiscal 1997.

(6) The amount shown reflects Dr. Klein's salary from November 10, 1997, the beginning date of his employment with the Company, through the end of fiscal 1998.

(7) The amount shown reflects Mr. Davis' salary through August 31, 1999, his last day of his employment with the Company.

(8) The amount shown includes 150,000 stock options issued in previous years that were re-priced on September 24, 1998 to $1.75 per share.

(9) The amount shown includes 120,000 stock options issued in previous years that were re-priced on September 24, 1998 to $1.75 per share.

(10) Mr. Hartstein's salary did not exceed $100,000 in either 1998 or 1997.

(11) The amount shown includes 6,000 stock options issued in previous years that were re-priced on September 24, 1998 to $1.75 per share

STOCK OPTION GRANTS

The following table provides information related to stock options granted to the named executive officers during fiscal 1999:

                                    Individual Grants
                              -------------------------------                                    Potential Realizable
                                                 % of Total                                        Value at Assumed
                                Number of          Options                                      Annual Rates of Stock
                                Securities       Granted to       Exercise                       Price Appreciation for
                                Underlying        Employees       or Base                          Option Term (2)
                                 Options          In Fiscal        Price       Expiration       -----------------------
Name                          Granted (#)(1)         1999          ($/Sh)          Date          5%($)          10%($)
----                          --------------     -----------     ----------   -----------       ---------      --------
Charles T. Comiso                 200,000          16.5%              $.56        9/14/06         45,595       106,256
Chris Efstathiou                   60,000          4.9%               $.56        9/14/06         13,679        31,877
John R. Bennett                    25,000          2.1%               $.56        9/14/06          5,699        13,282
Joseph C. Klein                    60,000          4.9%               $.56        9/14/06         13,679        31,877
Raymond F. LeBlanc                250,000          20.6%             $1.91        1/26/06        194,390       453,012
Raymond F. LeBlanc                 50,000          4.1%               $.56        9/14/06         11,399        26,564
Richard R. Giandana                35,000          2.9%               $.56        9/14/06          7,979        18,595
Kirk A. Hartstein                  35,000          2.9%               $.56        9/14/06          7,979        18,595
Donald R. Turner                   50,000          4.1%               $.56        9/14/06         11,399        26,564

--------------------
(1) For each named executive officer, the option listed represents a grant under the Company's 1993 Stock Option Plan. See "Executive Compensation
         - Employee Benefit Plans--1993 Stock Option Plan." The options granted in fiscal 1999 are exercisable one-fourth on each of the four anniversaries following the date of grant.
(2) Calculation based on stock option exercise price over period of option assuming annual compounding. The columns present estimates of potential values based on certain mathematical assumptions. The actual value, if any, that an executive officer may realize is dependent upon the market price on the date of option exercise.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR END OPTION
VALUES

         The following table provides information related to stock options exercised by the named executive officers during the 1999 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                 Individual Grants
                                 -----------------
                               Shares                           Number of Securities               Value(1) of Unexercised
                              Acquired                         Underlying Unexercised                   In-the-Money
                                Upon                            Options at FY End(#)                Options at FY End($)
Name                           Option         Value       -------------------------------     ------------------------------
                              Exercise       Realized     Exercisable       Unexercisable     Exercisable      Unexercisable
                                 (#)
                           ------------      --------     -----------       -------------     -----------      -------------
Charles T. Comiso                 0           N/A            100,000           1,100,000        $   0          $   0
Joe O. Davis                      0           N/A            140,000              40,000            0              0
Chris Efstathiou                  0           N/A            115,000              65,000            0              0
Donald R. Turner                  0           N/A             94,833              71,167            0              0
Donald G. McCord                  0           N/A             53,750              61,250            0              0
John R. Bennett                   0           N/A             42,083              87,917            0              0
Joseph C. Klein                   0           N/A             32,500             157,500            0              0
Richard Giandana                  0           N/A             12,500              72,500            0              0
Kirk A. Hartstein                 0           N/A             12,750              73,250            0              0
Raymond LeBlanc                   0           N/A                  0             300,000            0              0
W. Audie Long                     0           N/A              6,250              18,750            0              0

(1) Market value of the underlying securities at September 30, 1999 ($.49), minus the exercise price.


REPRICING OF OPTIONS

REPORT OF COMPENSATION AND STOCK OPTION COMMITTEE

     The Compensation and Stock Option Committee of the Board of Directors of the Company has furnished the following report regarding the repricing of options during fiscal 1998. All options repriced during fiscal 1998 resulted from an exchange of options under the 1993 Option Plan for new options with a lower exercise price under the same plan.

     The Committee believes that the value of the Company to its stockholders is necessarily dependent upon the Company's ability to attract and retain qualified and competent employees. The 1993 Option Plan was expressly established to provide an additional incentive to such individuals to continue in the service of the Company. In September of 1998, the Committee believed that the value of certain options previously granted to key employees under the 1993 Option Plan had eroded to such an extent that the intended incentive to such employees had failed, and that as a result, it was in the best interests of the Company and its stockholders to reprice such options. The Committee believes that by repricing the options previously granted under the 1993 Stock Option Plan, the Company restored the incentive for such employees. The options granted in replacemnet of previously granted options were made with an exercise price equal to the fair market price of the underlying Common Stock on the date of the repricing. The number of shares subject to exercise and the vesting periods remain unchanged.

TEN-YEAR OPTION REPRICINGS

The following table provides information related to each option repricing held by any executive officer of the Company during the last ten completed fiscal years.

                                         Number of    Market Price
                                        Securities     of Stock at    Exercise Price               Length of Original
                                        Underlying       Time of        at Time of       New              Option
                                          Options       Repricing       Repricing      Exercise     Term Remaining at
   Name and Principal                   Repriced or    Amendments       Amendments     Price (2)    Date of Repricing
        Position            Date        Amended (#)        ($)              ($)           ($)         Amendment
---------------------     --------      -----------   -------------   --------------   ---------   ------------------
John R. Bennett           10/10/96         20,000         $1.75           $4.09         $1.75           25 Months
   VP - Sales              5/15/97         30,000         $1.75           $3.41         $1.75           32 Months

Joe O. Davis               8/23/96        120,000         $1.75           $3.13         $1.75           23 Months
   CFO                    10/10/96         30,000         $1.75           $4.09         $1.75           25 Months

Chris Efstathiou, Jr.       5/9/96         60,000         $1.75           $3.69         $1.75           20 Months
   General Manager        10/10/96         60,000         $1.75           $4.09         $1.75           25 Months

Richard R. Giandana        3/22/98         40,000         $1.75           $2.69         $1.75           42 Months
  VP - Human Resouces

Mark Holliday             11/25/94        110,000         $1.75           $2.94         $1.75           18 Months
   Director                3/27/96        100,000         $1.75           $3.62         $1.75           18 Months

Donald G.  McCord          9/11/97        100,000         $1.75           $4.63         $1.75           36 Months
   VP - Marketing

Gary Pankonien              5/9/96        150,000         $1.75           $3.69         $1.75           18 Months
   Director                8/19/97        100,000         $1.75           $4.50         $1.75           18 Months

Donald R. Turner            5/9/96         60,000         $1.75           $3.69         $1.75           18 Months
  Controller              10/10/96         50,000         $1.75           $4.09         $1.75           25 Months

EMPLOYEE BENEFIT PLANS

401(k) RETIREMENT PLAN

         On May 21, 1996, the effective date of the Company's acquisition of 1st Tech, the Company adopted the 1st Tech 401(k) Plan (the "401(k) Plan"). Participation in the 401(k) Plan is offered to eligible employees of the Company (collectively, the "Participants"). Generally, all employees of the Company who are 18 years of age are eligible for participation in the 401(k) Plan on the first day of the month following their dates of hire.

         The 401(k) Plan is a form of defined contribution plan that provides that Participants generally may make voluntary salary deferral contributions, on a pre-tax basis, of between 1% and 15% of their base compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments ("Voluntary Contributions"). Since its adoption of the 401(k) Plan, the Company has not made any matching contributions, but may elect in the future to make matching contributions of up to 100% of the first 6% of a Participant's compensation contributed as salary deferral. The company is the trustee of its 401(k) Plan.

STOCK OPTION PLANS

         1993 STOCK OPTION PLAN. The Company's 1993 Stock Option Plan (as thereafter amended, the "1993 Option Plan") is administered by a committee (the "Stock Option Committee") of two members of the Board of

Directors. The Stock Option Committee currently consists of two non-employee members of the Board of Directors, Parris H. Holmes, Jr. and Theodore W. Van Duyn.

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

         The 1993 Option Plan provides for the grant of ISOs, under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that do not qualify under Section 422 of the Code ("NQSOs"). The option price for ISOs may not be less than 100% of the fair market value of the Common Stock on the date of grant, or 110% of fair market value with respect to any ISO issued to a holder of 10% or more of the Company's shares. The exercise price of NQSOs also is limited to the fair market value of the Common Stock on the date of grant. Common Stock issued under the 1993 Option Plan may be newly issued or treasury shares. The 1993 Option Plan does not permit the use of already owned Common Stock as payment for the exercise price of options. If any option granted under the 1993 Option Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares. Fair market value is defined as the closing price of the Common Stock as reported for that day on the Nasdaq OTC Bulletin Board.

         On March 31, 1994, the stockholders of the Company approved the 1993 Option Plan, which was adopted by the Board of Directors on October 25, 1993. Under the terms of the 1993 Option Plan, 5,000,000 shares of Common Stock have been reserved for the granting of options. At September 30, 1999, options to purchase 4,582,517 shares had been granted under the 1993 Option Plan, leaving 417,483 shares available for future grants under the 1993 Option Plan.

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

         The Director Plan authorizes the granting to non-employee directors (totaling four eligible individuals at November 30, 1999) of nonqualified options ("Director Options") exercisable for the purchase of 25,000 shares of Common Stock on the date they are elected or appointed to the Board of Directors, whether at the annual meeting of stockholders or otherwise, at an exercise price equal to the fair market value of the Common Stock on the date such non-employee director is elected or appointed. In addition, upon their re-election, each non-employee director receives, on the first business day after the date of each annual meeting of stockholders of the Company, commencing with the annual meeting of stockholders immediately following the full vesting of any previously granted Director Option, a Director Option to purchase an additional 25,000 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock on the date of grant. Options granted from the inception of the 1993 Stock Option Plan through April 1997 vest one third on each of the first three anniversaries of the date of grant and are exercisable for five years after the date of the grant. Options granted after April 1997 vest one fourth on each of the first four anniversaries of the date of grant and are exercisable for seven years after the date of the grant.

         The Director Plan also provides for the granting of discretionary options ("Discretionary Options") from time to time by the Board of Directors to any non-employee director of the Company. The Discretionary Options will vest according to the vesting schedule determined by the Board of Directors and expire no more than seven years from the date of grant. At least six months must elapse from the date of the acquisition of the Discretionary Option to the date of disposition of the Discretionary Fee Option (other than upon exercise or conversion) or its underlying Common Stock.

         Common stock issued under the Director Plan may be newly issued or treasury shares. Already owned Common Stock may be used as payment for the exercise price of options if approved by the Board of Directors at the time of exercise. if any option granted under the Director Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares.

         Under the terms of the Director Plan, 800,000 shares of Common Stock (subject to certain adjustments) have been reserved for issuance upon exercise of Director Options and Discretionary Options. At September 30, 1999, 677,500 options had been granted under the Director Plan. Options, once granted and to the extent vested and exercisable, will remain exercisable throughout their term, except that the unexercised portion of a Director Option will terminate 30 days after the date an optionee ceases to be a director for any reason other than death, in which case the Director Option will terminate one year after the optionee's death or six months after the optionee's death if the death occurs during the 30-day period referenced above.

         The Director Plan terminates on January 15, 2007, and any Director Option or Discretionary Option outstanding on such date will remain outstanding until it has either expired or been exercised.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Charles T. Comiso effective October 21, 1997. The employment term covers one year and will continue thereafter unless terminated by either party with 120 days' notice. Mr. Comiso's salary is $180,000 per annum until such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, then his salary will be $240,000 per annum. Under the terms of the employment agreement, the Company granted Mr. Comiso a seven-year option under the 1993 Option Plan to purchase 1,000,000 shares of its common stock at an exercise price of $2.00. The option vests as to 100,000 and 150,000 shares on the first and second anniversaries of his employment agreement, respectively, and 250,000 shares on each of the third, fourth and fifth anniversaries of his employment agreement. Additionally, at such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, the Company will grant to Mr. Comiso a seven-year option to purchase 500,000 shares of its common stock under the 1993 Option Plan at an exercise price equal to the closing price of the Company's Common Stock as reported on the Nasdaq Stock Market's OTC Bulletin Board on the date of grant. The option shall vest as to 125,000 shares on each of the second, third, fourth and fifth anniversaries of the date of grant. As part of the agreement, Mr. Comiso purchased $150,000 of the Company's stock at a maximum price of $1.50 per share.

         Effective July 11, 1996, the Company entered into an employment agreement with Joe Davis with a term of one year, after which the agreement continues on a month-to-month basis until terminated by the Company or the employee upon 120 days' notice as provided therein. Pursuant to the terms of the employment agreement, Mr. Davis' annual base salary was $115,000 and he was granted a stock option under the 1993 Option Plan, exercisable over a five-year period, for the purchase of an aggregate of 120,000 shares of Common Stock at $1.75 per share. The shares underlying the option vest one-third on each of the first three anniversaries of the grant date. Mr. Davis provided 120 days' notice in late April 1999 and left the Company effective August 31, 1999.

         Effective October 31, 1996, the Company entered into an employment agreement with Kirk A. Hartstein with a term of one year, after which the agreement continues on a month-to-month basis until terminated by the Company or the employee upon 120 days' notice as provided therein. Pursuant to the terms of the employment agreement, Mr. Hartstein's annual base salary was $87,500 at that time and he was granted a stock option under the 1993 Option Plan, vesting in equal installments over four years and exercisable over a seven-year period, for the purchase of an aggregate of 45,000 shares of Common Stock at $1.75 per share. Mr. Hartstein's employment with Tanisys terminated effective December 31, 1999.

         Effective September 11, 1997, the Company entered into an employment agreement with Don McCord with a term of one year, after which the agreement continues on a month-to-month basis until terminated by the Company or the employee upon 120 days' prior written notices provided therein. Pursuant to the terms of the employment agreement, Mr. McCord's annual base salary was $100,000 and he was granted a stock option under the 1993 Option Plan, vesting in equal installments over four years and exercisable over a seven-year period, for the purchase of an aggregate of 100,000 shares of Common Stock at $1.75 per share. Mr. McCord provided 120 days' notice in late May 1999 and left the Company effective September 30, 1999.

         Effective November 10, 1997, the Company entered into an employment agreement with Joseph C. Klein, Ph.D. with a term of two years. Pursuant to the terms of the employment agreement, Dr. Klein's annual base salary is $120,000 and he was granted a stock option under the 1993 Option Plan, vesting in equal installments over four years and exercisable over a seven-year period, for the purchase of an aggregate of 100,000 shares of Common Stock at $2.00 per share and an additional incentive of 50,000 stock option shares upon the Company's reporting a profitable quarter and the beginning of customer shipments of Tanisys' SIGMA-3 tester system. Dr. Klein's employment agreement expired November 9, 1999, however, he remains the Vice President of Engineering and Manufacturing.

         Effective January 7, 1999, the Company entered into an employment agreement with Raymond F. LeBlanc for a term of one year. Pursuant to the terms of the employment agreement, Mr. LeBlanc's annual base salary was $150,000 and he was granted a stock option under the 1993 Option plan, vesting in equal installments over four years and exercisable over a seven-year period, for the purchase of an aggregate of 250,000 shares of Common Stock at $1.91 per share. As part of the agreement, Mr. LeBlanc agreed to purchase a minimum of 30,000 shares of common stock at a maximum price of $1.75 per share prior to February 15, 1999. Mr. LeBlanc's employment with Tanisys terminated effective December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known by the Company regarding the beneficial ownership of Common Stock by persons owning beneficially more than 5% of the outstanding Common Stock at January 31, 2000. A total of 33,987,387 shares of the Company's Common Stock were issued or uncertificated at January 31, 2000.

                                                                       NO. OF SHARES
                                                                       BENEFICIALLY                PERCENT
         NAME AND ADDRESS OF BENEFICIAL OWNER                            OWNED (1)               OF CLASS (2)
         ------------------------------------                          -----------------         ------------
         Parris H. Holmes, Jr.                                         1,811,360 (3)                  5.3%
         7411 John Smith Drive, Suite 200
         San Antonio, Texas 78229

------------------

(1) Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

(2) The percentages indicated are based on outstanding stock options and stock warrants, exercisable within 60 days for each individual and 33,987,387 shares of Common Stock issued and outstanding at January 31, 2000.

(3) Includes 185,000 shares that Mr. Holmes has the right to acquire upon exercise of stock options, exercisable within 60 days.

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock at January 31, 2000 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each named executive officer and (iv) all executive officers and directors as a group. A total of 33,987,387 shares of the Company's Common Stock were issued and outstanding at January 31, 2000.



                                                                                COMMON STOCK
                                                                       ---------------------------
         5% BENEFICIAL OWNERS, DIRECTORS                                          NUMBER
         AND NAMED EXECUTIVE OFFICERS                                  OF SHARES(1)     PERCENT(2)
         -------------------------------                               ------------     ----------
         John R. Bennett                                                  81,150 (3)            *
         Charles T. Comiso                                             1,460,966 (4)          4.3%
         Richard R. Giandana                                              24,500 (6)            *
         Parris H. Holmes Jr.                                          1,816,360 (5)          5.3%
         Joseph C. Klein                                                  63,500 (7)            *
         W. Audie Long                                                   937,023 (8)          2.8%
         Gordon H. Matthews                                              157,500 (9)            *
         Terry W. Reynolds                                                     0                *
         Theodore W. Van Duyn                                            290,000 (10)           *

         All executive officers and directors as a group
              (9 persons, including the executive officers
              and directors listed above)                              4,825,999 (11)        14.2%


---------------
*Represents less than one percent (1%) of the issued and outstanding shares of Common Stock.

(1) Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

(2) The percentages indicated are based on outstanding stock options and stock warrants exercisable within 60 days for each individual and 33,987,387 shares of Common Stock issued and outstanding at January 31, 2000.

(3) Includes 60,000 shares that Mr. Bennett has the right to acquire upon exercise of stock options, exercisable within 60 days.

(4) Includes 500,000 shares that Mr. Comiso has the right to acquire upon exercise of stock options, exercisable within 60 days.

(5) Includes 185,000 shares that Mr. Holmes has the right to acquire upon exercise of stock options, exercisable within 60 days.

(6) Includes 22,500 shares that Mr. Giandana has the right to acquire upon exercise of stock options, exercisable within 60 days.

(7) Includes 57,500 shares that Mr. Klein has the right to acquire upon exercise of stock options, exercisable within 60 days.

(8) Includes 12,500 shares that Mr. Long has the right to acquire upon exercise of stock options, exercisable within 60 days.

(9) Includes 107,500 shares that Mr. Matthews has the right to acquire upon exercise of stock options, exercisable within 60 days.

(10) Includes 25,000 shares that Mr. Van Duyn has the right to acquire upon exercise of stock options, exercisable within 60 days.

(11) Includes 970,000 shares that 9 directors and executive officers have the right to acquire upon exercise of stock options, exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For the fiscal year ended September 30, 1999, Parris H. Holmes, Jr., Chairman of the Board of Directors billed the Company $51,821 for expenses incurred in connection with issues involving corporate finance, business operations and business opportunities.

         During the fiscal year ended September 30, 1999, the Company paid the outside legal counsel to the Company, $30,000 of stock for professional services relating to legal issues.

         On November 2, 1998, the Company completed a private placement of $2,000,000 of debt with warrants to purchase 2 million shares of Common Stock. Certain investors who participated in the private placement included Parris H. Holmes, Jr., Chairman of the Board and Charles T. Comiso, the Chief Executive Officer of the Company. The Company also issued warrants to purchase 125,000 shares of Common Stock for $.01 per share to Parris H. Holmes, Jr., Chairman of the Board of Directors, in payment of expenses and professional fees incurred in connection with the private placement.

         In connection with the sale of the Company's memory module manufacturing business, the Company issued an aggregate of 1,150,000 shares of the Company's Common Stock valued at $223,300 to the Company's chairman, president and legal counsel.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.


a)   Documents filed with this report:

     1)  Financial Statements:
         The consolidated financial statements of the Company and report of the Company's independent public accountants thereon have been filed under
         Item 8 hereof.

     2) The following consolidated financial statement schedule of Tanisys Technology, Inc. is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts and Allowances

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or information required is included in the consolidated financial statements and, therefore, have been omitted.

(b)      Exhibits:

             THE EXHIBITS LISTED BELOW ARE FILED AS PART OF OR INCORPORATED
         BY REFERENCE IN THIS REPORT. WHERE SUCH FILING IS MADE BY INCORPORATION
             BY REFERENCE TO A PREVIOUSLY FILED DOCUMENT, SUCH DOCUMENT IS
                            IDENTIFIED IN PARENTHESES.


         EXHIBIT
         NUMBER                    DESCRIPTION
         3.1      Articles of Incorporation of Tanisys Technology, Inc., as
                  amended (Exhibit 3.1 to Form S-3 filed August 13, 1998)

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

         10.29 Form of Promissory Note issued by Tanisys Technology, Inc. in connection with $2 million debt closed November 2, 1998
                  (Exhibit 10.1 to December 21, 1998 Form 10-Q)

         10.30    Form of Warrant Agreement entered into between Tanisys
                  Technology, Inc. and subscribers to the $2 million debt offering closed November 2, 1998, and form of attached Stock
                  Purchase Warrant issued thereunder (Exhibit 10.2 to December
                  31, 1998 for 10-Q).

         10.31    Asset Purchase Agreement entered into between Tanisys
                  Technology, Inc. and Tanisys Operations, LP, on December 9,
                  1999 (filed herewith).

         10.32    Term Promissory Note for $911,339 issued by Tanisys
                  Technology, Inc. to Tanisys Operations, LP on December 9, 1999
                  (filed herewith)

         10.33    Term Promissory Note for $85,000 issued by Tanisys Technology,
                  Inc. to Tanisys Operations, LP on December 9, 1999 (filed herewith)



         10.34 Agreement Relating to Noncompetition entered into between Tanisys Technology, Inc. and Tanisys Operations, LP dated
                  December 7, 1999 (filed herewith)

         10.35    Settlement Agreement entered into between Tanisys Technology,
                  Inc. and Boston Financial & Equity Corporation dated December
                  9, 1999 (filed herewith)

         10.36    Contract for Sale of Equipment entered into between Tanisys
                  Operations, LP and Boston Financial & Equity Corporation dated
                  December 9, 1999, to complete release of the Master Equipment
                  Lease between Tanisys Technology, Inc. and Boston Financial &
                  Equity Corporation. (filed herewith)

         10.37    Bill of Sale conveying equipment covered by the Master Lease
                  Agreement between Tanisys Technology, Inc. and Boston
                  Financial & Equity Corporation to Tanisys Operations, LP dated
                  December 9, 1999. (filed herewith)

         21.1     Subsidiaries of the Company (filed herewith)

         23.1     Consent of Arthur Andersen LLP (Exhibit 23.1 to September 30,
                  1998 Form 10-K)

         27.1     Financial Data Schedule (filed herewith)


(c)      Reports on 8-K.


     Form 8K dated January 12, 2000, and filed January 20, 2000, reporting a change in the Company's independent auditors.


(d)      Schedules.

                                                                     SCHEDULE II

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                     FISCAL YEARS ENDED 1999, 1998 AND 1997
                                 (In thousands)


                                                         Balance at
                                                        Beginning of   Charge to Cost                    Balance at End of
                        Description                         Year        and Expenses      Deductions           Year
                        -----------                     ------------   --------------     ----------     -----------------
     1999  Allowance for uncollectible
             accounts receivable                         $406,157       $  233,196        $  160,742             $333,703

     1998  Allowance for uncollectible
             accounts receivable                          180,157          136,139           362,139              406,157

     1997  Allowance for uncollectible
             accounts receivable                           74,557          780,785           886,385               180,157

     1999  Allowance for excess and
              obsolete inventory                          380,333          258,411           136,546               502,198

     1998  Allowance for excess and
              obsolete inventory                          317,023        1,122,799         1,059,489               380,333

     1997  Allowance for excess and
              obsolete inventory                         $117,513       $  239,495        $   39,985             $317,023


THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES ARE AN INTERGRAL PART OF THIS SCHEDULE.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TANISYS TECHNOLOGY, INC.


Date:  February 23, 2000      By: /s/CHARLES T. COMISO
                                 -----------------------------------------
                            Charles T. Comiso
                            CHIEF EXECUTIVE OFFICER
                            PRESIDENT AND DIRECTOR

Date:  February 23, 2000      By: /s/TERRY W. REYNOLDS
                                 -----------------------------------------
                            Terry W. Reynolds
                            VICE PRESIDENT OF FINANCE
                            (Duly authorized and Principal Accounting Officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of February 2000.


SIGNATURE                                                  TITLE
---------                                                  -----
/s/ CHARLES T. COMISO                                      Chief Executive Officer
---------------------------                                President and Director
Charles T. Comiso


/s/ PARRIS H. HOLMES, JR.                                  Chairman of the Board
---------------------------
Parris H. Holmes, Jr.


/s/ W. AUDIE LONG                                          Corporate Secretary
---------------------------
W. Audie Long


/s/ GORDON H. MATTHEWS                                     Director
---------------------------
Gordon H. Matthews


/s/ THEODORE W. VAN DUYN                                   Director
---------------------------
Theodore W. Van Duyn
