Form 10-Q
period 2000-03-31
TANISYS TECHNOLOGY INC
filed 2000-05-09
CIK 929775

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                --------------

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to


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

     Indicated below is the number of shares outstanding of the Registrant's common stock at May 1, 2000:

                                                        Number of Shares
          Title of Class                                  Outstanding
          --------------                                  -----------
     Common Stock, no par value                           48,044,716

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES


                                     INDEX

PART I  FINANCIAL INFORMATION
Item 1.   Interim Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets  March 31, 2000 and September 30, 1999....................................       3
           Consolidated Statements of Operations - For the Three Months and Six Months Ended
              March  31, 2000 and 1999...........................................................................       4
           Consolidated Statements of Cash Flows - For the Three Months and Six Months Ended
              March 31, 2000 and 1999............................................................................       5
           Notes to Interim Consolidated Financial Statements....................................................       6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................      10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................................      13

PART II OTHER INFORMATION
Item 1.    Legal Proceedings.....................................................................................      13
Item 2.    Changes in Securities and Use of Proceeds.............................................................      13
Item 6.    Exhibits and Reports on Form 8-K .....................................................................      14
SIGNATURES.......................................................................................................      15

                        PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                   TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                         March 31,       September 30,
                                                                           2000              1999
======================================================================================================
 ASSETS
 Current assets:
    Cash and cash equivalents                                         $  1,328,656        $    684,949
    Restricted cash                                                              -             290,511
    Trade accounts receivable, net of allowance of $219,099
       and $333,703, respectively                                          638,332           1,977,390
    Inventory, net                                                         378,297             540,458
    Prepaid expenses and other                                             227,715             205,974
    Net current assets of discontinued operations                                -           7,610,991
------------------------------------------------------------------------------------------------------
        Total current assets                                             2,573,000          11,310,273
 Property and equipment, net of accumulated depreciation of
    $887,275 and $747,988, respectively                                    359,852             496,391
 Other noncurrent assets                                                    56,338              60,680
 Net other assets of discontinued operations                                     -           4,946,235
------------------------------------------------------------------------------------------------------
        Total Assets                                                  $  2,989,190        $ 16,813,579
======================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                  $    543,982        $  1,199,200
    Accrued liabilities                                                    221,825             529,087
    Revolving credit note                                                  217,402           1,978,403
    Current portion of obligations under capital lease                      19,422              30,939
    Net current liabilities of discontinued operations                   1,398,539          14,191,919
------------------------------------------------------------------------------------------------------

        Total current liabilities                                        2,401,170          17,929,548
 Long-term debt to stockholders, net of discount                                 -           1,722,749
 Long-term portion of obligations under capital lease                        5,459               9,920
 Net other liabilities of discontinued operations                                -           1,023,982
------------------------------------------------------------------------------------------------------
        Total liabilities                                                2,406,629          20,686,199
------------------------------------------------------------------------------------------------------
 Mandatorily redeemable convertible preferred stock:
    5% Series A Convertible Preferred Stock, $1 par value,
        400 shares authorized, 0 and 225 shares issued and
        outstanding, respectively                                                -           1,831,483
------------------------------------------------------------------------------------------------------
 Stockholders' equity:
    Common stock, no par value, 50,000,000 shares authorized,
        48,044,716 and 24,390,404 shares issued and
        outstanding, respectively                                       37,346,429          31,968,495
    Additional paid-in capital                                           1,687,312           1,687,312
    Accumulated deficit                                                (38,451,180)        (39,359,910)
------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                         582,561          (5,704,103)
------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                    $  2,989,190        $ 16,813,579
======================================================================================================

   The accompanying notes are an integral part of these interim consolidated financial statements.

                   TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       For the Three Months             For the Six Months
                                                                          Ended March 31,                 Ended March 31,
                                                                       2000            1999            2000             1999
================================================================================================================================
 Net sales                                                         $ 2,044,950      $ 3,194,399    $ 4,061,610       $ 4,845,308
 Cost of goods sold                                                    667,114        1,255,362      1,425,252         2,123,709
--------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                        1,377,836        1,939,037      2,636,358         2,721,599
--------------------------------------------------------------------------------------------------------------------------------
 Operating expenses:
  Research and development                                             437,631          393,047        756,256           767,293
  Sales and marketing                                                  305,802          441,919        630,360           841,787
  General and  administrative                                          164,457          177,555        329,525           327,978
  Depreciation and amortization                                         25,021           47,432         79,473            85,728
--------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                       932,911        1,059,953      1,795,614         1,922,786
--------------------------------------------------------------------------------------------------------------------------------
 Operating income                                                      444,925          879,084        840,744           798,813
 Other income (expense):
  Interest income                                                        4,730            3,979          6,989             9,075
  Interest expense                                                    (115,587)         (85,560)      (205,508)         (166,244)
  Other                                                                151,448           (2,326)       123,155                 -
--------------------------------------------------------------------------------------------------------------------------------

 Net income before discontinued operations                         $   485,516      $   795,177    $   765,380       $   641,644
 Loss from discontinued operations                                           -       (1,540,539)             -        (2,328,676)
--------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                     485,516         (745,362)       765,380        (1,687,032)
================================================================================================================================

 Income from continuing operations                                 $   485,516      $   795,177    $   765,380       $   641,644
  Preferred stock dividend and amortization of the value of the
  beneficial conversion feature on the preferred stock                 (16,809)        (249,837)       (44,021)         (733,860)
--------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) from continuing operations applicable
  to common stock holders                                              468,707          545,340        721,359           (92,216)
 Loss from discontinued operations                                           -       (1,540,539)             -        (2,328,676)
--------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common stock holders              $   468,707      $  (995,199)   $   721,359       $(2,420,892)
================================================================================================================================
 Basic income (loss) per common shares:
  Income from continuing operations applicable
   to common stockholders                                          $      0.01      $      0.02    $      0.02       $      0.01
  Loss from discontinued operations                                          -            (0.06)             -             (0.11)
--------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common stock                      $      0.01      $     (0.04)   $      0.02       $     (0.12)
================================================================================================================================
 Diluted income (loss) per common shares:
  Income (loss) from continuing operations applicable
   to common stockholders                                          $      0.01      $     (0.02)   $      0.02       $      0.01
  Loss from discontinued operations                                          -            (0.06)             -             (0.11)
--------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common stock                      $      0.01      $     (0.04)   $      0.02       $     (0.12)
================================================================================================================================

   The accompanying notes are an integral part of these interim consolidated financial statements.

                    TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Three Months            For the Six Months
                                                               Ended March 31,               Ended March 31,
                                                             2000          1999            2000          1999
=================================================================================================================
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $   485,516    $  (745,362)   $   765,380    $(1,687,032)
 Deduct: Net loss from discontinued operations                   --     (1,540,539)            --     (2,328,676)
----------------------------------------------------------------------------------------------------------------
 Net income from continuing operations                      485,516        795,177        765,380        641,644
 Adjustment to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                        58,406         40,376        150,481         92,260
        Gain on sale of fixed assets                         (2,326)            --         (2,326)            --
 Changes in operating assets:
      Restricted cash                                            --         15,887        290,511        154,063
      Accounts receivable, net                              947,461       (365,025)     1,339,058     (1,289,481)
      Inventory, net                                        (65,387)       281,009        162,161         62,553
      Prepaid expenses and other                             24,600        (20,183)       (21,741)       (42,380)
      Other noncurrent assets                                (1,270)         1,188          1,816         (8,105)
      Accounts Payable                                     (188,758)      (402,115)      (655,218)       (13,353)
      Accrued liabilities                                  (232,815)       (44,428)      (281,433)      (229,026)
----------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating
         activities of continuing operations              1,025,427        301,887      1,748,689       (631,824)
----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of fixed assets                       4,000             --          4,000             --
 Purchases of fixed assets                                  (13,090)       (19,770)       (13,090)       (55,879)
----------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities of continuing
  operations                                                 (9,090)       (19,770)        (9,090)       (55,879)
----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt to stockholders                  --             --             --      2,000,000
 Draws (repayments) on revolving credit note, net          (528,497)       497,339     (1,761,001)     1,354,341
 Payment of debt financing costs                             91,863         32,751        149,554         32,751
 Issuance on common stock for payment of services           406,036             --        406,036             --
 (Repayments) of debt to stockholders                      (200,000)            --             --             --
 Proceeds from exercise of stock options and warrants       108,333        282,500        108,333        496,250
 Proceeds from issuance of common stock                   1,223,000             --      1,223,000             --
 (Payments)  proceeds on capital lease obligations          (10,434)        (3,868)       (15,978)        69,345
----------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities
           of continuing operations                       1,090,301        808,722        109,944      3,952,687
----------------------------------------------------------------------------------------------------------------
 Net cash used in discontinued operations                  (842,758)      (294,283)    (1,205,836)    (1,943,890)
----------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents                1,263,880        796,556        643,707      1,321,094
 Cash and cash equivalents, beginning of period              64,776        763,984        684,949        239,446
----------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period               $ 1,328,656    $ 1,560,540    $ 1,328,656    $ 1,560,540
================================================================================================================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                            $   103,767    $    83,533    $   188,719    $   162,509
      Interest received                                       4,730          4,813          6,989         10,527
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Capital lease additions                                    --         95,000             --      1,094,039
      Issuance of stock warrants for compensation            60,000             --         60,000         75,000
      Issuance of stock warrants in connection with
         issuance of debt to shareholders                        --             --             --        461,538
      Preferred stock dividends paid in common stock         28,103         45,973         55,315         51,768
      Preferred stock dividends accrued                          --         34,642             --         77,767
      Amortization of beneficial conversion feature on
         preferred stock                                         --        215,195             --        865,493
      Conversion of preferred stock to common stock       1,709,383        732,593      1,831,482      1,180,289
================================================================================================================

          The accompanying notes are an integral part of these interim consolidated financial statements.

                           Tanisys Technology, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


NOTE 1:   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse"), and Rosetta Marketing and Sales Inc., and also include the accounts of Tanisys (Europe) Ltd., located in Scotland, for the three months and six months ended March 31, 1999 (collectively, the "Company"). The stock of Tanisys (Europe) Ltd. was sold on December 9, 1999 (see Note 2 below). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended September 30, 1999 contained in the Company's Form 10-K filed with the Securities and Exchange Commission on February 23, 2000.

     The Company designs, manufactures and markets memory module test systems and provides design services in conjunction with the licensing of its touch sensor products.

     On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe), Ltd. The assets, liabilities and the loss from the sale of the memory module manufacturing business have been included in the accompanying interim consolidated financial statements as discontinued operations.

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

     The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999. Included in the loss is an accrual of $1,398,539 as of March 31, 2000, which represents the Company's best estimate of the remaining costs associated with the disposition of the discontinued operations.

NOTE 3:  INVENTORY

     Inventory consists of the following:

                                              March 31,      September 30,
                                                2000             1999
                  --------------------------------------------------------
                   Raw materials               $216,090           $297,252
                   Work-in-process               30,304             21,648
                   Finished goods               131,903            221,558
                  --------------------------------------------------------
                   Total inventory             $378,297           $540,458
                  --------------------------------------------------------


     Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

NOTE 4:  LONG-TERM DEBT

     In November 1998, the Company issued $2,000,000 in debt with attached stock warrants to certain stockholders of the Company. The debt was due in two years and carried an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each dollar of debt, resulting in the issuance of 2,000,000 stock warrants. Each warrant was exercisable into one share of common stock beginning on December 1, 1998, at an exercise price of
$0.25 per share and increased to $0.50 per share after August 1, 1999.   The
exercise price will increase to $1.00 per share after October 1, 2000. The warrants expire on November 1, 2001. The Noteholders, as of March 31, 2000, were issued 1,750,000 shares of common stock upon the exercise of certain warrants. The stock warrants and underlying shares of common stock carry no registration rights. The Company determined the fair value of the warrants to be approximately $461,538 and reflected this value as a discount on the debt. The debt discount was being amortized to interest expense over the life of the related debt.

     In connection with the placement and issuance of this debt, the Company incurred costs of $21,000 and issued 100,000 stock warrants to the Company's chairman of the board and 25,000 stock warrants to its external counsel. Each warrant is exercisable into one share of common stock at $0.01 per share beginning on December 1, 1998, and the warrants expire on November 1, 2001. As of March 31, 2000, all of these warrants had been exercised for 125,000 shares of common stock. These shares of common stock carry no registration rights. The Company valued the warrants at $0.60 per share, or $75,000. The total debt issuance costs of $96,000 have been reflected in other noncurrent assets in the accompanying unaudited consolidated balance sheet and were being amortized over the life of the related debt.

     During the quarter ended March 31, 2000, all of the $2,000,000 in debt to certain stockholders was converted to 8,000,000 shares of Common Stock. Along with the notes payable to these stockholders, all related discounts and debt issuance costs have been charged to Common Stock on the accompanying unaudited consolidated balance sheet.

NOTE 5:  PREFERRED STOCK

     Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement"), the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), for $4 million.

     The Series A Stock was convertible into the Company's no par value common stock ("Common Stock") at the option of the holder. The conversion price was the lesser of the fixed conversion price of $2.31 per share or a variable conversion price. The Company has valued this beneficial conversion feature at $1,403,509 and has reflected this amount in additional paid-in capital and as a charge to the accumulated deficit. The $1,403,509 beneficial conversion feature was fully amortized and changed to accumulated deficit as of the quarter ended March 31, 1999.

     Dividends were payable quarterly in either cash or shares of Common Stock. However, all dividends were paid in shares of Common Stock. For the quarters ended March 31, 2000 and March 31, 1999, the Company paid dividends of $28,103 and $45,973 by issuing 145,553 shares and 35,791 shares of Common Stock, respectively.

     Attached to the Series A Stock were warrants to purchase 199,999 shares of Common Stock. During the quarter ended March 31, 2000, a portion of these warrants were exercised for 133,333 shares of Common Stock. The remaining warrants are currently exercisable at $3.00 per share and expire on June 30, 2002. The Company has valued the original warrants at $283,803 and reflected this amount in additional paid-in capital during the year ended September 30, 1998.

     During the quarter ended March 31, 2000, the Company converted all of the remaining 210 shares of Series A Stock for 8,814,106 shares of Common Stock.


NOTE 6:  EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarter ended March 31, 2000, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants. For the quarter ended March 31, 1999, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been antidilutive. The following table provides a reconciliation between basic and diluted shares outstanding:

                                                       For the Three Months Ended            For the Six Months Ended
                                                                March 31,                            March 31,
                                                         2000              1999              2000                1999
========================================================================================================================
 Net income (loss)                                     $   485,516    $  (745,362)      $   765,380         $ (1,687,032)
 Less-
    Series A Stock dividends                               (16,809)       (34,642)          (44,021)             (83,562)
    Amortization of the value of the
      beneficial conversion feature
      on the Series A Stock                                      -       (215,195)                -             (865,493)
------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to Common
    Stock (basic and diluted)                          $   468,707    $  (995,199)      $   721,359         $ (2,636,087)
========================================================================================================================
 Weighted average number of common
    shares used in basic earning per share              34,893,692     23,121,625        29,871,930           22,074,154

 Effect of dilutive securities
       Stock Options                                     1,890,217              -         1,890,217                    -
       Warrants                                            786,666              -           786,666                    -
------------------------------------------------------------------------------------------------------------------------
 Weighted average number of common
    shares and dilutive potential Common
    Stock used in dilutive earning per share            37,570,575     23,121,625        32,548,813           22,074,154
========================================================================================================================

The following calculates the amount used in computing diluted earnings per share and the effect on income:

                                                                      For the Three        For the Six
                                                                      Months Ended         Months Ended
                                                                     March 31, 2000       March 31, 2000
                                                                   =======================================
              Diluted earnings per share:
                Income from continuing operations
                 applicable to common stockholders                      $      468,707        $     721,359
                Income impact of assumed conversions:
                 Series A Stock dividends                                       16,809               44,021
                                                                   ----------------------------------------
              Net income applicable to common
                 stockholders after assumed conversion
                 of dilutive securities                                 $      485,516        $     765,380
                                                                   ========================================


NOTE 7:  COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments, as follows:


                                                  For the Three Months Ended                   For the Six Months Ended
                                                           March 31,                                   March 31,
                                                    2000                 1999                  2000                1999
---------------------------------------------------------------------------------------------------------------------------------
 Net income (loss), as reported                      $    485,516      $  (745,362)         $  765,380         $  (1,687,032)
 Foreign currency translation adjustment                        -          (53,521)                  -               (16,898)
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                         $    485,516      $  (798,883)         $  765,380         $  (1,703,930)
---------------------------------------------------------------------------------------------------------------------------------

     The adoption of this standard had no net effect on the Company's net loss or stockholders' equity for the three months and six months ended March 31, 2000 and 1999, respectively. Prior year financial statements have been reclassified to conform to the requirements of this standard.

NOTE 8:  SUBSEQUENT EVENT(S)

     On April 3, 2000, the Company entered into an agreement with Silicon Valley Bank under an asset based lending agreement whereby the Company can borrow against its outstanding accounts receivable up to a maximum of $2,000,000. This agreement supersedes the December 17, 1999 Accounts Receivable Purchase Agreement with the same lender and significantly improves the financing terms, thus decreasing the costs of financing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999. It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company's Annual Report Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission on February 23, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1999 and references to quarterly periods refer to the Company's fiscal quarters ended March 31, 2000 and 1999.

     On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe), Ltd. The assets, liabilities and the loss from the sale of the memory module manufacturing business have been included in the accompanying interim consolidated financial statements as discontinued operations.

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

Results of Operations

     The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months and six months ended March 31, 2000 and 1999:

                                                                 For the Three           For the Six
                                                                 Months Ended            Months Ended
                                                                   March 31,                March 31,
                                                                 2000     1999           2000     1999
================================================================================      ==================
 Net sales                                                      100.0%   100.0%         100.0%   100.0%
 Cost of goods sold                                              32.6%    39.3%          35.1%    43.8%
--------------------------------------------------------------------------------      ------------------
 Gross profit                                                    67.4%    60.7%          64.9%    56.2%
--------------------------------------------------------------------------------      ------------------
 Operating expenses:
            Research and development                             22.0%    12.4%          18.9%    15.9%
            Sales and marketing                                  15.1%    13.9%          15.6%    15.3%
            General and administrative                            8.4%     5.7%           8.3%     6.9%
            Depreciation and amortization                         0.1%     1.2%           1.4%     1.6%
--------------------------------------------------------------------------------      ------------------
                               Total operating expenses          45.6%    33.2%          44.2%    39.7%
--------------------------------------------------------------------------------      ------------------
 Operating income                                                21.8%    27.5%          20.7%    16.5%
--------------------------------------------------------------------------------      ------------------
 Other income (expense):
            Interest income                                       0.2%     0.1%           0.2%     0.2%
            Interest expense                                     (5.6%)   (2.7%)         (5.1%)   (3.4%)
            Other income                                          7.4%     0.0%           3.0%     0.0%
--------------------------------------------------------------------------------      ------------------
 Net income before discontinued operations                       23.7%    24.9%          18.8%    13.3%
--------------------------------------------------------------------------------      ------------------
 Loss from discontinued operations                                0.0%   (48.2%)          0.0%   (48.1%)
--------------------------------------------------------------------------------      ------------------
 Net Income (loss)                                               23.7%   (23.3%)         18.8%   (34.8%)
================================================================================      ==================

Net Sales

     Net sales consist of memory module test systems, less returns and discounts. Net sales decreased to $2,044,950 in the second quarter of fiscal 2000 from $3,194,399 in the same period of fiscal 1999. The quarter ended March 31, 1999 was an exceptional quarter for sales due to the introduction of the SIGMA3 and its acceptance into the marketplace to test the newly accepted industry standard of PC 100 Sync DRAM for personal computers. Therefore, the decline in net sales is primarily due to the initial success of a new product offering in the second fiscal quarter of 1999. However, net revenues were sustained for the quarter ended March 31, 2000 when compared to the quarter ended December 31, 1999. Many factors will affect the Company's ability to increase and/or maintain sales levels. See the Company's Form 10-K filed with the Securities and Exchange Commission on February 23, 2000 for a complete list of "Risk Factors."

Cost of Sales and Gross Profit

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit decreased from $1,939,037 in the second quarter of fiscal 1999 to $1,377,836 in the second quarter of fiscal 2000 due to the revenue decrease for the same period. However, gross profit as a percent of sales increased to 67.4% in the second fiscal quarter of 2000 from 60.7% in the second fiscal quarter of 1999. The increase in gross profit margin was due primarily to increased manufacturing cost efficiencies.

Research and Development

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $450,535 in the second quarter of fiscal 2000 from $396,254 in the second quarter of fiscal 1999, representing a increase of 14%. The increase in research and development expenses is due to expenditures for development of test
systems for new technologies.   Research and development expenditures are
expected to continue to increase as resources are allocated to develop new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.

Sales and Marketing

     Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses decreased to $308,418 in the second fiscal quarter of 2000 from $443,580 in the same period of fiscal 1999. Sales and marketing expenses expressed as a percentage of revenues in the second quarter of fiscal 2000 and 1999 were 15.1% and 13.9%, respectively. The decrease in sales and marketing expenses are attributable to additional expenses that were focused on introducing the DarkHorse SIGMA3 memory module test system in the quarter ended March 31, 1999. Sales and marketing expenses are expected to increase in terms of absolute dollars and to decrease as a percentage of revenues in future periods as growth in revenue occurs.

General and Administrative

     General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses for the second quarter of fiscal 2000 decreased 6%, or $10,704, to $171,432 from $182,136 for the same quarter of fiscal 1999. When expressed as a percentage of sales, general and administrative expenses increased from 6% in the second quarter of fiscal 1999 to 8% in same quarter of fiscal 2000. The absolute dollar expenses associated with the general and administrative area are expected to increase at a much slower pace than revenues in future periods with the anticipated continued growth in business activity.

Depreciation and Amortization

     Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "Cost of Goods Sold" and the amortization of intangibles, including patents related to memory module test systems technology. Depreciation and amortization decreased to $25,021 in the second quarter of fiscal 2000 from $47,432 in the
same quarter of fiscal 1999.   This decrease was due to a non-recurring
adjustment in depreciation expense for the quarter ended March 31, 2000.

Other Income (Expense), Net

  Other income (expense), net consists primarily of interest income less interest expense. Interest expense is attributable to the Company's working capital loan facilities. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to the investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) increased to $40,591 of income in the second quarter of fiscal 2000 from $83,907 of expense in the second quarter of fiscal 1999. The increase in other income (expense) is primarily due to an increase in non-recurring miscellaneous income.

Liquidity and Capital Resources

     Since inception, Tanisys has utilized the funds acquired in equity financings of its Common Stock and preferred stock, the exercise of stock warrants and stock options, capital leases, operating leases, vendor credits, certain bank borrowings, and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable balances, and pay its general and administrative expenses.

     During the second quarter of fiscal 2000, the Company closed a private placement of its Common Stock for a total of $1,223,000, a major portion having been purchased by employees of the Company. The Company also reduced its revolving credit line by $528,497 and paid off $200,000 in short-term debt to stockholders. In addition, the Company generated $1,025,427 of cash from its operating activities of continuing operations during the quarter ended March 31, 2000. The Company had $1,328,656 in cash and working capital of $171,830 at March 31, 2000, an increase in working capital of $2,381,836 from the prior fiscal quarter ended December 31, 1999.

Significant Customer Concentration

     A significant percentage of the Company's net sales is produced by a relatively small number of customers. In the second quarter of fiscal 2000, the ten largest customers accounted for approximately 93% of net sales compared to approximately 88% in the same period in fiscal 1999. Three customers represented 24%, 22% and 9% of sales, respectively, in the second quarter of fiscal 2000; the customer that represented 22% of sales in the second quarter of fiscal 2000 also represented 54% of sales in the same period in fiscal year 1999. However, there were no other customers to compare between the second quarters in both 1999 and 2000. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers will continue to utilize the Company's products or services.

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


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Nine former employees have filed a lawsuit against the Company claiming a violation of the U.S. Department of Labor's Worker Adjustment and Retraining Notification Act (the "WARN Act"). The Company laid off 20 employees on October 21, 1999, to reduce costs. When the Company agreed to sell its memory module manufacturing business to All Components, Inc., the Company laid off 47 employees whose jobs were no longer needed at All Components, Inc. or the Company. In the event of layoffs, the WARN Act stipulates that under certain circumstances, specific notification periods must be followed. The Company believes that it is in compliance with the WARN Act and is actively defending its position.

     The Company believes it is unlikely that the final outcome of the above lawsuit or any other known or unknown claims to which the Company is or becomes a party would have a material adverse effect on the Company's financial position or results from operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

Item 2.  Changes in Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c) In February 2000, all of the $2,000,000 of unsecured debt issued by the Company in November 1998 to certain stockholders of the Company, plus accrued interest through the conversion date, was converted into equity through the issuance of 8,042,626 shares of Common Stock.

     In February and March 2000, the Company issued 8,814,106 shares of its Common Stock upon conversion by the holders of 210 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), which represented all of the unconverted shares of Series A Stock. In addition, 133,333 of the 199,999 warrants attached to the Series A Stock were exercised for 133,333 shares of Common Stock.

     In March 2000, the Company issued 3,057,500 shares of its Common Stock for consideration of $1,223,000. The shares of Common Stock issued in the private placement are restricted securities. The transaction was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended. Proceeds of the private placement are being used for working capital.

(d)  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

        The exhibit listed below is filed as part of this report.


        Exhibit
        Number                                   Description
        ------                                   -----------

         27.1   Financial Data Schedule (filed herewith)

(b)  Current Reports on 8-K:

         Form 8-K dated January 12, 2000, and filed January 20, 2000, reporting a change in the Company's independent auditors.


Items 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TANISYS TECHNOLOGY, INC.


Date:  May 9, 2000                          By:  /s/ CHARLES T. COMISO
                                                 ------------------------------
                                                 Charles T. Comiso
                                                 Chief Executive Officer,
                                                 President and Director


Date:  May 9, 2000                          By:  /s/ TERRY W. REYNOLDS
                                                 ------------------------------
                                                 Terry W. Reynolds
                                                 Vice President of Finance
                                                 (Duly authorized and Principal
                                                 Accounting Officer)