Form 10-Q
period 2000-06-30
TANISYS TECHNOLOGY INC
filed 2000-08-14
CIK 929775

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

                                      or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicated below is the number of shares outstanding of the Registrant's common stock at August 11, 2000:

                                                          Number of Shares
                Title of Class                              Outstanding
                --------------                              -----------
            Common Stock, no par value                       24,022,358

                   TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES


                                     INDEX

PART I    FINANCIAL INFORMATION
Item 1.     Interim Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets - June 30, 2000 and September 30, 1999......................................  3
             Consolidated Statements of Operations - For the Three Months and Nine Months Ended
                June  30, 2000 and 1999..............................................................................  4
             Consolidated Statements of Cash Flows - For the Three Months and Nine Months Ended
                June  30, 2000 and 1999..............................................................................  5
             Notes to Interim Consolidated Financial Statements......................................................  6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations........................................................................................... 11
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.............................................. 14

PART II   OTHER INFORMATION
Item 1.      Legal Proceedings....................................................................................... 14
Item 4.      Submission of Matters to a Vote of Security Holders..................................................... 15
Item 6.      Exhibits and Reports on Form 8-K........................................................................ 15
SIGNATURES........................................................................................................... 16

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                   TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                             June 30,        September 30,
                                                                               2000              1999
============================================================================================================
 ASSETS
 Current assets:
      Cash and cash equivalents                                              $  1,208,278     $     684,949
      Restricted cash                                                                   -           290,511
      Trade accounts receivable, net of allowance of $226,026 and
         $333,703, respectively                                                 1,803,494         1,977,390
      Inventory, net                                                              345,302           540,458
      Prepaid expenses and other                                                  127,062           205,974
      Net current assets of discontinued operations                                     -         7,610,991
------------------------------------------------------------------------------------------------------------
         Total current assets                                                   3,484,136        11,310,273
 Property and equipment, net of accumulated depreciation of
      $922,580 and $747,988, respectively                                         340,486           496,391
 Other noncurrent assets                                                           53,777            60,680
 Net other assets of discontinued operations                                            -         4,946,235
------------------------------------------------------------------------------------------------------------
         Total Assets                                                        $  3,878,399     $  16,813,579
============================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                       $    658,115     $   1,199,200
      Accrued liabilities                                                         416,564           529,087
      Revolving credit note                                                       604,434         1,978,403
      Current portion of obligations under capital lease                           15,274            30,939
      Net current liabilities of discontinued operations                          930,278        14,191,919
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                              2,624,665        17,929,548
 Long-term debt to stockholders, net of discount                                        -         1,722,749
 Long-term portion of obligations under capital lease                               2,771             9,920
 Net other liabilities of discontinued operations                                       -         1,023,982
------------------------------------------------------------------------------------------------------------
         Total liabilities                                                      2,627,436        20,686,199
------------------------------------------------------------------------------------------------------------
 Mandatorily redeemable convertible preferred stock:
      5% Series A Convertible Preferred Stock, $1 par value, 400 shares
         authorized, 0 and 225 shares issued and outstanding, respectively              -         1,831,483
------------------------------------------------------------------------------------------------------------
 Stockholders' equity:
      Common stock, no par value, 50,000,000 shares authorized,
          24,022,358 and 11,971,011 shares issued and outstanding,
          respectively                                                         37,346,429        31,968,495
      Additional paid-in capital                                                1,710,589         1,687,312
      Accumulated deficit                                                     (37,806,055)     (39,359,910)
------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                             1,250,963       (5,704,103)
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                          $  3,878,399     $ 16,813,579
============================================================================================================

  The accompanying notes are an integral part of these interim consolidated financial statements.

                   TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   For the Three Months            For the Nine Months
                                                                      Ended June 30,                  Ended June 30,
                                                                   2000            1999            2000           1999
==============================================================================================================================
 Net sales                                                    $  2,430,272     $  3,368,000      $  6,491,882    $   8,213,308
 Cost of goods sold                                                834,203          981,707         2,259,455        3,105,416
------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                    1,596,069        2,386,293         4,232,427        5,107,892
------------------------------------------------------------------------------------------------------------------------------
 Operating expenses:
    Research and development                                       621,632          412,065         1,377,888        1,179,358
    Sales and marketing                                            380,343          412,969         1,010,703        1,154,756
    General and administrative                                     185,655          179,284           515,180          507,262
    Depreciation and amortization                                   26,273           36,799           105,746          122,527
------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                 1,213,903        1,041,117         3,009,517        2,963,903
------------------------------------------------------------------------------------------------------------------------------
 Operating income                                                  382,166        1,345,176         1,222,910        2,143,989
 Other income (expense):
    Interest income                                                  7,808            7,645            14,797           16,720
    Interest expense                                               (17,977)        (107,332)         (223,485)        (273,576)
    Other                                                           23,129            2,130           146,284            2,130
------------------------------------------------------------------------------------------------------------------------------
 Net income before discontinued operations                         395,126        1,247,619         1,160,506        1,889,263
 Income (loss) from discontinued operations                        250,000       (1,707,659)          250,000       (4,036,335)
------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                            $    645,126    $    (460,040)   $    1,410,506   $   (2,147,072)
==============================================================================================================================
 Income from continuing operations                            $    395,126    $   1,247,619    $    1,160,506   $    1,889,263
    Preferred stock dividend and amortization of the
     value of the beneficial conversion feature on the
     preferred stock                                                     -          (30,235)          (44,021)        (979,290)
------------------------------------------------------------------------------------------------------------------------------
 Net income from continuing operations applicable
     to common stockholders                                        395,126        1,217,384         1,116,485         909,973
 Income (loss) from discontinued operations                        250,000       (1,707,659)          250,000       (4,036,335)
------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common stockholders          $    645,126    $    (490,275)   $    1,366,485   $   (3,126,362)
------------------------------------------------------------------------------------------------------------------------------
 Basic income (loss) per common share:
    Income from continuing operations applicable
     to common stockholders                                   $       0.02    $        0.10    $         0.06   $         0.08
    Income (loss) from discontinued operations                        0.01            (0.14)             0.01            (0.36)
------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common stock                 $       0.03    $       (0.04)    $        0.08   $        (0.28)
------------------------------------------------------------------------------------------------------------------------------
 Diluted income (loss) per common share:
    Income from continuing operations applicable
     to common stockholders                                   $       0.02    $        0.10    $         0.06   $         0.08
    Income (loss) from discontinued operations                        0.01            (0.14)             0.01            (0.36)
------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common stock                 $       0.03    $       (0.04)   $         0.07   $        (0.28)
==============================================================================================================================

  The accompanying notes are an integral part of these interim consolidated financial statements.

                   TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the Three Months         For the Nine Months
                                                                 Ended June 30,              Ended June 30,
                                                               2000          1999          2000          1999
=============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $    645,126     $   (460,040)     $  1,410,506    $ (2,147,072)
 Deduct: Net income (loss) from discontinued operations            250,000       (1,707,659)          250,000      (4,036,335)
-----------------------------------------------------------------------------------------------------------------------------
 Net income from continuing operations                             395,126        1,247,619         1,160,506       1,889,263
 Adjustment to reconcile net income to net cash used in
    operating activities:
        Depreciation and amortization                               61,287           38,131           211,768         130,389
        Gain on sale of fixed assets                                 7,094                -             4,768               -
            Issuance of common stock for payment of services             -           30,000           406,036          30,000
 Changes in operating assets:
    Restricted cash                                                      -         (144,809)          290,511           9,254
    Accounts receivable, net                                    (1,165,162)         215,360           173,896      (1,074,120)
    Inventory, net                                                  32,995         (156,942)          195,156         (94,389)
    Prepaid expenses and other                                     100,653           42,501            78,912             121
    Other noncurrent assets                                              -           (1,918)            1,816         (10,023)
    Accounts payable                                               114,133          338,006          (541,085)         324,653
    Accrued liabilities                                            194,739          (52,301)          (76,010)        (281,326)
------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities of
   continuing operations                                          (259,135)       1,555,647         1,906,274          923,822
------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of fixed assets                                  -                -             4,000                -
 Purchases of fixed assets                                         (46,455)         (15,381)          (59,545)         (71,260)
------------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities of continuing
  operations                                                       (46,455)         (15,381)          (55,545)         (71,260)
------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt to stockholders                          -                -                 -        2,000,000
 Draws (repayments) on revolving credit note, net                  387,032         (420,154)       (1,373,969)         934,187
 Payment of debt financing costs                                         -           50,000           149,554           82,752
 Proceeds from exercise of stock options and warrants                    -                -           108,333          496,250
 Proceeds from issuance of common stock                                  -                -         1,223,000                -
 (Payments)  proceeds on capital lease obligations                  (6,836)          (5,913)          (22,814)          63,432
------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities
   of continuing operations                                        380,196         (376,067)           84,104        3,576,621
------------------------------------------------------------------------------------------------------------------------------
 Net cash used in discontinued operations                         (194,984)      (2,168,304)       (1,411,504)      (4,112,194)
------------------------------------------------------------------------------------------------------------------------------
 Net increase (decreased) in cash and cash equivalents            (120,378)      (1,004,105)          523,329          316,989
 Cash and cash equivalents, beginning of period                  1,328,656        1,560,540           684,949          239,446
------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                     $  1,208,278     $    556,435      $  1,208,278    $     556,435
==============================================================================================================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                  $     20,759     $    146,139      $    209,478    $     308,648
      Interest received                                              3,385            2,408            10,374           12,935
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Capital lease additions                                            -                -                 -        1,094,039
      Issuance of stock warrants and options for
       compensation                                                 10,684                -            23,277           75,000
      Issuance of stock warrants in connection with
       issuance of debt to stockholders                                  -                -                 -          461,538
      Preferred stock dividends paid in common stock                     -           33,279            55,315           85,047
      Preferred stock dividends accrued                                  -           30,235                 -          108,002
      Amortization of beneficial conversion feature on
       preferred stock                                                   -                -                 -          865,493
      Conversion of preferred stock to common stock                      -          203,498         1,831,482        1,383,787
==============================================================================================================================

  The accompanying notes are an integral part of these interim consolidated financial statements.

                           Tanisys Technology, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse"), and Rosetta Marketing and Sales Inc., and also include the accounts of Tanisys (Europe) Ltd., located in Scotland, for the three months and nine months ended June 30, 1999 (collectively, the "Company"). The stock of Tanisys (Europe) Ltd. was sold on December 9, 1999 (see Note 2 below). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999. Included in the loss is an accrual of $930,278 as of June 30, 2000, which represents the Company's best estimate of the remaining costs associated with the disposition of the discontinued operations. This estimate reflects a reduction of $250,000 in the liabilities for discontinued operations for an over accrual to a vendor directly related to the discontinued operations. As a result, income from discontinued operations of $250,000 is reflected in the earnings for the quarter ended June 30, 2000.

NOTE 3: CASH AND CASH EQUIVALENTS

     The Company invests its excess cash in money market funds, U.S. Treasury obligations, and short-term debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities that maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less and money market funds to be cash equivalents.

NOTE 4:  INVENTORY

     Inventory consists of the following:

                                           June 30,       September 30,
                                             2000             1999
              ========================================================
              Raw materials               $ 201,144          $ 297,252
              Work-in-process                30,244             21,648
              Finished goods                113,914            221,558
              ---------------------------------------------------------
              Total inventory             $ 345,302          $ 540,458
              ========================================================

     Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

NOTE 5:  LONG-TERM DEBT

     In November 1998, the Company issued $2,000,000 in debt with attached stock warrants to certain stockholders of the Company. The debt was due in two years and carried an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of common stock or cash, at the option of the Company. One stock warrant was issued for each two dollars of debt, resulting in the issuance of 1,000,000 stock warrants. Each warrant was exercisable into one share of common stock beginning on December 1, 1998, at an exercise price of $0.50 per share and increased to $1.00 per share after August 1, 1999. The exercise price will increase to $2.00 per share after October 1, 2000. The warrants expire on November 1, 2001. The Noteholders, as of June 30, 2000, were issued 875,000 shares of common stock upon the exercise of certain warrants. The stock warrants and underlying shares of common stock carry no registration rights. The Company determined the fair value of the warrants to be approximately $461,538 and reflected this value as a discount on the debt.

     In connection with the placement and issuance of this debt, the Company incurred costs of $21,000 and issued 50,000 stock warrants to the Company's chairman of the board and 12,500 stock warrants to its external counsel. Each warrant was exercisable into one share of common stock at $0.02 per share beginning on December 1, 1998, and the warrants expire on November 1, 2001. As of June 30, 2000, all of these warrants had been exercised for 62,500 shares of common stock. These shares of common stock carry no registration rights. The Company valued the warrants at $1.20 per share, or $75,000. The total debt issuance costs of $96,000 have been reflected in other noncurrent assets in the accompanying unaudited consolidated balance sheet.

     During the quarter ended March 31, 2000, all of the $2,000,000 in debt to certain stockholders was converted to 4,000,000 shares of common stock. Along with the notes payable to these stockholders, all related discounts and debt issuance costs have been charged to common stock on the accompanying unaudited consolidated balance sheet.

NOTE 6:  PREFERRED STOCK

     Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998 (the "Stock Purchase Agreement"), the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), for $4,000,000.

     The Series A Stock was convertible into the Company's no par value common stock ("Common Stock") at the option of the holder. The conversion price was the lesser of the fixed conversion price of $4.62 per share or a variable conversion price. The Company valued this beneficial conversion feature at $1,403,509 and reflected this amount in additional paid-in capital and as a charge to the accumulated deficit. The $1,403,509 beneficial conversion feature was fully amortized and charged to accumulated deficit as of the quarter ended March 31, 1999.

     As of March 31, 2000, the Company had converted all of the Series A Stock into shares of Common Stock.

     Dividends were payable quarterly in either cash or shares of Common Stock. However, all dividends were paid in shares of Common Stock. For the quarters ended June 30, 2000 and June 30, 1999, the Company paid dividends of $0 and $33,279 by issuing 0 shares and 16,256 shares of Common Stock, respectively.

     Attached to the Series A Stock were warrants to purchase 100,000 shares of Common Stock. As of June 30, 2000 there are 33,334 remaining warrants that are currently exercisable at $6.00 per share and expire on June 30, 2002. The Company valued the original warrants at $283,803 and reflected this amount in additional paid-in capital during the year ended September 30, 1998.

NOTE 7:  STOCKHOLDERS' EQUITY

     At the Company's Annual Meeting of Stockholders on May 23, 2000, the Company's stockholders approved a one-for-two reverse stock split of the Company's Common Stock (the "Reverse Split") effective May 25, 2000. The Reverse Split had no effect on the number of authorized shares of Common Stock, preferred stock, or Series A Preferred Stock. Any stockholder otherwise entitled to any fractional share interest due to the Reverse Split received in lieu thereof, one additional share of Common Stock for the fractional share such stockholder would have been entitled to as a result of the Reverse Split.

     The number of shares and per share amounts of the Company's Common Stock set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

NOTE 8:  EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarter ended June 30, 2000, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants. For the quarter ended June 30, 1999, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been antidilutive. All Common Stock amounts and per share information have been restated to reflect the Reverse Split for all periods presented. The following table provides a reconciliation between net income (loss) and net income (loss) applicable to common stockholders, and between basic and diluted shares outstanding:

                                          For the Three Months Ended        For the Nine Months Ended
                                                     June 30,                         June 30,
                                              2000              1999             2000           1999
========================================================================================================
 Net income (loss)                          $    645,126   $   (460,040)    $ 1,410,506    $ (2,147,072)
 Less-
      Series A Stock dividends                         -        (30,235)        (44,021)       (113,797)
      Amortization of the value of the
         beneficial conversion feature
         on the Series A Stock                         -              -                        (865,493)
--------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common
      stockholders (basic and diluted)      $    645,126   $   (490,275)    $ 1,366,485    $ (3,126,362)
========================================================================================================
 Weighted average number of common
      shares used in basic earning per
        share                                 24,022,358     11,909,811      18,074,184      11,327,989
 Effect of dilutive securities
       Stock Options                             485,500              -         485,500               -
       Warrants                                  443,334              -         443,334               -
========================================================================================================
  Weighted average number of common
       shares and dilutive potential
       Common Stock used in dilutive
       earning per share                      24,951,192     11,909,811      19,003,018      11,327,989
========================================================================================================

The following calculates the amount used in computing diluted earnings per share and the effect on income:

                                                                For the Three          For the Nine
                                                                 Months Ended          Months Ended
                                                                June 30, 2000          June 30, 2000
                                                              ======================================
              Diluted earnings per share:
                 Income from continuing operations
                   applicable to common stockholders           $      395,126         $    1,116,485
                Income impact of assumed conversions:
                  Series A Stock dividends                                  -                 44,021
                                                              --------------------------------------
                Income from continuing operations
                  applicable after assumed conversion
                  of dilutive securities                              395,126              1,160,506
                Income from discontinued
                  operations                                          250,000                250,000
                                                              --------------------------------------
                Net income applicable to common
                  stockholders after assumed conversion of
                  dilutive securities                          $      645,126         $    1,410,506
                                                              ======================================

NOTE 9:  COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments, as follows:

                                            For the Three Months Ended         For the Nine Months Ended
                                                    June 30,                          June 30,
                                               2000               1999         2000             1999
========================================================================================================
 Net income (loss), as reported            $    645,126    $   (460,040)    $ 1,410,506   $ (2,147,072)
 Foreign currency translation
  adjustment                                          -         (34,982)              -        (51,880)
--------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)               $    645,126    $   (495,022)    $ 1,410,506   $ (2,198,952)
========================================================================================================

     The adoption of this standard had no net effect on the Company's net income
(loss) or stockholders' equity for the three months and nine months ended June 30, 2000 and 1999. Prior year financial statements have been reclassified to conform to the requirements of this standard.

NOTE 10:  SUBSEQUENT EVENT(S)

     None.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended June 30, 2000 and 1999. It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission on February 23, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 1999 and references to quarterly periods refer to the Company's fiscal quarters ended June 30, 2000 and 1999.

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

Results of Operations

     The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months and nine months ended June 30, 2000 and 1999:

                                                       For the Three          For the Nine
                                                       Months Ended           Months Ended
                                                        June 30,               June 30,
                                                     2000      1999         2000      1999
 ======================================================================   ==================
  Net sales                                           100.0%     100.0%     100.0%   100.0%
  Cost of goods sold                                   34.3%      29.1%      34.8%    37.8%
 ----------------------------------------------------------------------   -------------------
  Gross profit                                         65.7%      70.9%      65.2%    62.2%
 ----------------------------------------------------------------------   -------------------
  Operating expenses:
               Research and development                25.6%      12.2%      21.2%    14.4%
               Sales and marketing                     15.7%      12.3%      15.6%    14.1%
               General and administrative               7.6%       5.3%       7.9%     6.2%
               Depreciation and amortization            1.1%       1.1%       1.6%     1.5%
 ----------------------------------------------------------------------   -------------------
                        Total operating expenses       49.9%      30.9%      46.4%    36.1%
 ----------------------------------------------------------------------   -------------------
  Operating income                                     15.7%      39.9%      18.8%    26.1%
 ----------------------------------------------------------------------   -------------------
  Other income (expense):
               Interest income                          0.3%       0.2%       0.2%     0.2%
               Interest expense                        (0.7%)    (3.2%)      (3.4%)   (3.3%)
               Other income                             1.0%       0.1%       2.3%     0.0%
 ----------------------------------------------------------------------   -------------------
  Net income before discontinued operations            16.3%      37.0%      17.9%    23.0%
 ----------------------------------------------------------------------   -------------------
    Income (loss) from discontinued operations         10.3%     (50.7%)      3.9%   (49.1%)
 ----------------------------------------------------------------------   -------------------
    Net Income (loss)                                  26.5%     (13.7%)     21.7%   (26.1%)
 ======================================================================   ===================

Net Sales

     Net sales consist of memory module test systems, less returns and discounts. Net sales decreased to $2,430,272 in the third quarter of fiscal 2000 from $3,368,000 in the same period of fiscal 1999. The quarter ended June 30, 1999 was an exceptional quarter for sales due to the introduction of the SIGMA.3 and its acceptance into the marketplace to test the newly accepted industry standard of PC 100 Sync DRAM for personal computers. Therefore, the decline in net sales is primarily due to the initial success of a new product offering in the second fiscal quarter of 1999. However, net revenues increased $385,322 for the quarter ended June 30, 2000 when compared to the quarter ended March 31, 2000. Many factors will affect the Company's ability to increase and/or maintain sales levels. See the Company's Form 10-K filed with the Securities and Exchange Commission on February 23, 2000 for a complete list of "Risk Factors."

Cost of Sales and Gross Profit

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit decreased from $2,386,293 in the third quarter of fiscal 1999 to $1,596,069 in the third quarter of fiscal 2000 due primarily to the revenue decrease for the same period. Gross profit as a percent of sales decreased to 65.7% in the third fiscal quarter of 2000 from 70.9% in the third fiscal quarter of 1999. The decrease in gross profit margin was due in large to the mix of products sold as well as the decline in revenues.

Research and Development

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and employee compensation and engineering design consulting fees. Research and development expenses increased to $621,632 in the third quarter of fiscal 2000 from $412,065 in the third quarter of fiscal 1999, representing an increase of 50.9%. The increase in research and development expenses is due to expenditures for development of test systems for new technologies. Research and development expenditures are expected to continue to increase as resources are allocated to develop new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.

Sales and Marketing

     Sales and marketing expenses include all compensation of employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses decreased to $380,342 in the third fiscal quarter of 2000 from $412,969 in the same period of fiscal 1999. Sales and marketing expenses expressed as a percentage of revenues in the third quarter of fiscal 2000 and 1999 were 15.7% and 12.3%, respectively. The decrease in sales and marketing expenses is attributable to additional expenses that were focused on introducing the DarkHorse SIGMA.3 memory module test system in the quarter ended June 30, 1999, as well as larger sales commissions that were paid due to higher revenue for the third fiscal quarter of 1999. Sales and marketing expenses are expected to increase in terms of absolute dollars and to decrease as a percentage of revenues in future periods as growth in revenue occurs.

General and Administrative

     General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses for the third quarter of fiscal 2000 increased 3.6%, or $6,371, to $185,655 from $179,284 for the same quarter of fiscal 1999. When expressed as a percentage of sales, general and administrative expenses increased from 5.3% in the third quarter of fiscal 1999 to 7.6% in the same quarter of fiscal 2000 primarily due to the higher revenue in the third fiscal quarter of 1999. The absolute dollar expenses associated with the general and administrative area are expected to increase at a much slower pace than revenues in future periods with the anticipated continued growth in business activity.

Depreciation and Amortization

     Depreciation and amortization includes the depreciation for all fixed assets exclusive of those used in the manufacturing process and included as part of "Cost of Goods Sold" and the amortization of intangibles, including patents related to memory module test systems technology. Depreciation and amortization decreased to $26,273 in the third quarter of fiscal 2000 from $36,799 in the same quarter of fiscal 1999. This decrease was due to the declining depreciable basis of the Company's fixed assets.

Other Income (Expense), Net

     Other income (expense), net consists primarily of interest income less interest expense. Interest expense is attributable to the Company's working capital loan facilities. Substantially all of the interest expense relates to credit line draws made for short-term inventory requirements and to fund accounts receivable. Interest income relates to the investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) increased to $12,960 of income in the third quarter of fiscal 2000 from ($97,557) of expense in the third quarter of fiscal 1999. The increase in other income (expense) is primarily due to an increase in non-recurring miscellaneous income and the reduction of interest expense.

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

     During the third quarter of fiscal 2000, the Company utilized $259,135 of cash in its continuing operations associated primarily with the increase in accounts receivable of $1,165,162. The vast majority of the Company's accounts receivable is with strong companies in the memory module business. The Company's financing activities generated $380,196 due to an increase in its revolving credit line. The Company had $1,208,278 in cash and working capital of $859,471 at June 30, 2000, an increase in working capital of $687,641 from the prior fiscal quarter ended March 31, 2000.

Significant Customer Concentration

     A significant percentage of the Company's net sales is produced by a relatively small number of customers. In the third quarter of fiscal 2000, the ten largest customers accounted for approximately 98% of net sales compared to approximately 94% in the same period in fiscal 1999. Two customers represented 57% and 19% of sales, respectively, in the third quarter of fiscal 2000; the customer that represented 57% of sales in the third quarter of fiscal 2000 represented only 5% of sales in the same period in fiscal year 1999. However, there were no other customers to compare between the second quarters in both 1999 and 2000. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers will continue to utilize the Company's products or services.

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

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Fourteen former employees have filed a lawsuit against the Company claiming a violation of the U.S. Department of Labor's Worker Adjustment and Retraining Notification Act (the "WARN Act"). The Company laid off 20 employees effective October 21, 1999, to reduce costs. When the Company agreed to sell its memory module manufacturing business to All Components, Inc., the Company laid off 47 employees effective November 30, 1999, whose jobs were no longer needed at All Components, Inc. or the Company. The plaintiffs' original request for a class action lawsuit has been denied by the court. The Company complied with the WARN Act and is actively defending its position.

     Under the terms of a lease agreement between Tanisys (Europe), Ltd. and Akeler, Ltd., the Company guaranteed the payment of rent on the manufacturing facility located in Scotland in the approximate amount of $200,000 per year. On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe), Ltd. Subsequently, Tanisys (Europe), Ltd. defaulted on the lease payment and demand has been made by the landlord upon the Company to bring the rent current. The Company has refused to do so. The Company is unable at this time to determine the outcome of any lawsuit that might be filed against the Company. There can be no assurance that the resolution of this claim or any future proceeding would not have an adverse material effect on the Company's results of operations or the fiscal period in which such resolution occurred.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on May 23, 2000, the following matters were adopted by the margins indicated below, and additional information can be obtained from the Company's Proxy Statement filed on April 3, 2000. All share amounts have been restated to reflect the Reverse Split.

     1. To ratify the sale of certain assets and the assumption of certain liabilities related to the Company's memory module manufacturing business and the sale of stock of the Company's wholly owned subsidiary, Tanisys (Europe) Ltd., to Tanisys Operations, LP, pursuant to an Asset Purchase Agreement dated December 9, 1999.

                  For:                     12,767,205
                  Against:                     40,886
                  Abstentions:                107,256
                  Broker non-votes:         7,254,299

     2. To amend the Articles of Continuance of the Company to effect a one-for-two reverse stock split.

                  For:                      19,646,349
                  Against:                     473,494
                  Abstentions:                  49,804
                  Broker non-votes:                  0


     3. To ratify the appointment of Brown, Graham and Company, P.C. as independent public accountants of the Company for the fiscal year ending September 30, 2000.

                  For:                      20,032,238
                  Against:                      29,128
                  Abstentions:                 108,280
                  Broker non-votes:                  0


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

         The exhibit listed below is filed as part of this report.

         Exhibit
         Number                                      Description
         ------                                      -----------

         27.1     Financial Data Schedule (filed herewith)

(b)  Current Reports on 8-K:

         Form 8-K dated May 23, 2000, and filed May 25, 2000, reporting an amendment to the Company's Articles of Continuance to effect a reverse split of the Company's Common Stock, no par value, on the basis of one share for each two currently issued shares effective at the opening of business on May 25, 2000.

Items 2, 3 and 5 are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TANISYS TECHNOLOGY, INC.


Date:    August 14, 2000              By:  /s/ CHARLES T. COMISO
                                         -----------------------
                                      Charles T. Comiso
                                      Chief Executive Officer,
                                      President and Director

Date:    August 14, 2000              By:  /s/ TERRY W. REYNOLDS
                                         -----------------------
                                      Terry W. Reynolds
                                      Vice President of Finance
                                      (Duly authorized and Principal
                                      Accounting Officer)