Form 10-K
period 2000-09-30
TANISYS TECHNOLOGY INC
filed 2000-12-15
CIK 929775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2000

or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission File Number 0-29038 Tanisys Technology, Inc. (Exact name of registrant as specified in its charter)
Wyoming (State or other jurisdiction of incorporation or organization)	74-2675493 (I.R.S. Employer Identification Number)

12201 Technology Blvd., Suite 125 Austin, Texas (Address of principal executive offices)	78727 (Zip Code)

(512) 335-4440
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 11, 2000 was approximately $21 million based upon the closing sale price of the Common Stock as reported on the Nasdaq OTC Bulletin Board. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicated below is the number of shares outstanding of the registrant’s only class of common stock at December 11, 2000:

Title of Class	Number of Shares Outstanding
Common Stock, no par value	24,097,358

2

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

2000 ANNUAL REPORT ON FORM 10-K

INDEX

PART I.

ITEM 1.    BUSINESS

Forward-Looking Statements — Cautionary Statements

     The following discussions contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Tanisys Technology, Inc., and its wholly owned subsidiaries, 1st Tech Corporation (“1st Tech”), DarkHorse Systems, Inc. (“DarkHorse”) Rosetta Marketing and Sales, Inc. (“Rosetta”), and Tanisys (Europe) Ltd. (collectively, the “Company” or “Tanisys”), could differ materially from their historical results of operations and those discussed in the forward-looking statements. All of the stock of Tanisys (Europe) Ltd. was sold in December 1999 as part of the sale of the memory module manufacturing business. The forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used herein, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors. Factors that could cause actual results to differ materially include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; customer relationships and financial condition; relationships with vendors; the interest rate environment; governmental regulation and supervision; seasonality; distribution networks; delays in receipt of orders or cancellation of orders; competitive factors, including increased competition and new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changing technologies; acceptance and inclusion of the Company’s technologies by original equipment manufacturers (“OEMs”); changes in product mix; new product development; the negotiation of new contracts; significant quarterly performance fluctuation due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; product shipment interruptions due to manufacturing problems; one-time events; and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. The forward-looking statements should be read in light of these factors and the factors identified in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All references to year periods refer to the Company’s fiscal years ended September 30, 2000, 1999 or 1998, and references to quarterly periods refer to the Company’s fiscal quarters ended December 31, March 31, June 30 and September 30.

General

     The Company designs, manufactures and markets production level automated test equipment for a wide variety of semiconductor memory technologies. Operating under the Tanisys Technology name since 1994, the Company has developed into an independent manufacturer of memory test systems for standard and custom semiconductor memory. These systems are used at semiconductor manufacturers, computer and electronics Original Equipment Manufacturers (“OEMs”) and independent memory module manufacturers. The Company markets a line of memory module test systems under the DarkHorse® Systems brand name. The Company’s customer base covers a number of worldwide markets including semiconductor manufacturers, memory module manufacturers, computing systems OEMs and contract manufacturing companies.

     During fiscal 1999 and 1998, a significant portion of the Company’s revenues were derived from the manufacturing and sale of semiconductor memory modules. Memory module sales accounted for 80.3% and 83.9% of total net sales for fiscal 1999 and 1998, respectively. In December of 1999, the Company sold certain assets and liabilities related to the memory module manufacturing business and exited the memory module manufacturing business. Included in the sale was all the stock of Tanisys (Europe) Ltd., a wholly owned subsidiary of the Company. A shortage of computer memory chips in the fourth fiscal quarter of 1999 and a rapid increase in memory prices during the same period severely disrupted the Company’s memory module manufacturing business. After dropping by approximately 95% from 1996 to mid-1999, memory chip prices escalated rapidly in August and September 1999, before leveling off in October 1999. During this period in 1999, the Company had great difficulties obtaining Dynamic Random Access Memory (“DRAM”) inventory and lost several key orders. Further, the Company’s memory module manufacturing business in Scotland dropped off completely at the end of the fourth fiscal quarter due to the loss of the Company’s major U.K. customer, who was acquired by another semiconductor manufacturer and ceased doing business with the Company.

     The sale of the memory module manufacturing business has significantly reduced the Company’s revenues. The Company now concentrates all its resources on the memory module test systems business, which has become a growing profitable business for the Company as new technologies such as higher speed synchronous DRAM, Rambus® memory, Double Data Rate synchronous DRAM and Flash memory become prevalent requirements of computing products.

Common Stock Reverse Split

     At the Company’s Annual Meeting of Stockholders on May 23, 2000, the Company’s stockholders approved a one-for-two reverse stock split of the Company’s Common Stock (the “Reverse Split”) effective May 25, 2000. The Reverse Split had no effect on the number of authorized shares of Common Stock, preferred stock or 5% Series A Convertible Preferred Stock (“Series A Stock”). Any stockholder otherwise entitled to any fractional share interest due to the Reverse Split received in lieu thereof, one additional share of Common Stock for the fractional share such stockholder would have been entitled to as a result of the Reverse Split.

     The number of shares and per share amounts of the Company’s Common Stock, warrants and stock options set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

Industry Overview

     The demand for semiconductor memory modules in digital electronic systems has grown significantly over the last several years, and according to Dataquest, Semico Research and other market research firms, will continue for the foreseeable future. This demand results from the increased importance of memory in determining system performance. An increasing demand for greater system performance requires that electronics manufacturers increase the amount of semiconductor memory incorporated into a system.

     Factors contributing to the growing demand for memory include growing unit sales of personal computers (“PCs”) in the business and consumer market segments, increasing use of PCs to perform memory-intensive graphics tasks, increasingly faster microprocessors, the release of increasingly memory intensive software and the increasing performance requirements of PCs, workstations, servers and networking and telecommunications equipment. Additionally, there are extremely high growth requirements for semiconductor memory with the escalating needs of wireless and portable devices such as cell phones, digital cameras, personal digital assistants and other consumer oriented products.

     Semiconductor memory products are segmented into three primary classes: Dynamic Random Access Memory (“DRAM”), Static Random Access Memory (“SRAM”) and non-volatile memory, such as Flash memory. DRAM typically is the large “main” semiconductor memory of systems, SRAM provides higher performance, and Flash memory and other non-volatile memory retain their contents when power is removed. In addition, within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices designed for application specific uses.

     The growing variety of memory components drives the increasing demand for DarkHorse type cost-effective production memory module test systems to test each of these categories of memory modules.

Memory Module Market

     Since the memory module market influences the memory module test systems market, the Company feels it is appropriate to comment briefly about the memory module market. Semiconductor memory modules (“modules”) are small printed circuit board assemblies containing semiconductor memory devices and support components. Many computer and electronic systems use modules to permit OEMs to more easily upgrade their systems and to increase flexibility by permitting different types of modules to configure one base system for multiple price or performance targets. Semiconductor memory modules are nearly always attached to a main system board in a daughter card fashion rather than directly to a computer system board, for reasons of upgradeability and flexibility. Memory modules permit OEMs to manufacture systems on a build-to-order (“BTO”) basis by configuring the system after the customer’s order is placed. The benefits of BTO for OEMs are faster announcement of new systems, increased customer satisfaction, reduced inventory risk and reduced costs, all of which require cost effective, high speed, high quality and flexible memory module test systems capability.

     Modules typically are manufactured by leading semiconductor memory component companies and independent third party suppliers. Semiconductor manufacturers sell modules almost exclusively to OEMs. Third party manufacturers of modules supply product to two primary market segments: the OEM channel and the reseller channel. Third party suppliers to the OEM channel typically offer custom product, although some computer and peripheral OEMs use off-the-shelf modules. Third party suppliers to the reseller channel typically offer standard DRAM modules as an upgrade product sold through computer distributors and retail channels. Both semiconductor memory suppliers and independent third party module manufacturers are customers for memory module test systems. In addition, contract manufacturing companies and systems OEMs have the requirement to test memory modules.

Memory Module Test Systems Market

     Memory module test systems are important to assure that semiconductor memory modules meet the necessary specifications of performance. The memory module test systems market typically is segmented into memory semiconductor manufacturing and third party memory module manufacturers for PC OEMs and the aftermarket. System OEMs typically require the manufacturer of their memory modules to test their completed modules under demands similar to actual use. Most module manufacturers perform “at-speed” testing of all modules with accurate test systems. The Company believes that module test system buyers typically evaluate reliability, productivity, accuracy, advanced automation, software flexibility, service, customer support and price as purchase criteria. Significant new purchases of capital equipment for test capacity are likely, due to changing memory technology architectures and strong growth in memory demand.

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

Products and Services of the Company

     The Company designs, manufactures and markets semiconductor memory module test systems. The Company’s memory module test systems are oriented for both memory module assembly manufacturing and memory module aftermarket purposes and include a broad line of test fixtures, test algorithm suites and test services.

Memory Module Test Systems Products

     The Company’s memory module test systems are marketed under the DarkHorse brand name to utilize existing brand awareness. The current product line includes various models of the SIGMA·3 aimed at specific variations in technology. The SIGMA·3 test system is sold to semiconductor memory manufacturers who build leading edge Synchronous Dynamic Random Access Memory (“SDRAM”) modules for the latest PC100/PC133 specification and who require high quality, maximum throughput and cost effectiveness in their production test systems. In addition, the Company has continued to install its Rambus® version of the SIGMA·3. This system is targeted at one of the newest emerging memory technologies and operates at frequencies of over 800 MHz. As the Rambus® technology matures in the marketplace, the Company will continue to offer this system for its customers’ expanding test capabilities. The Company has also developed and is shipping a version of the SIGMA·3 memory module test system with capabilities to test Double Data Rate SDRAM (“DDR”). Another major feature of the SIGMA·3 test system is its backward compatibility to test older memory technologies such as EDO and Fast Page mode memory.

     The Company’s product development plans also include testing capabilities for Flash memory test systems. Flash memory, often referred to as Non Volatile Memory (NVM), has long been recognized for its ability to retain data in semiconductor memory even when power has been removed. With the incredible growth of semiconductor memory utilized in cellular phones, personal digital assistants, digital cameras, wireless communication devices, Internet applications and more, the need to test Flash memory in a variety of modular formats is a major market opportunity. The growth rate for Flash memory devices is expected to exceed 50% per year in semiconductor memory bit growth over the next few years, according to the research firm Dataquest. If achieved, there is a major growth market for a high quality, production level, cost effective test systems for Flash memory.

     The Company differentiates its memory module test systems by targeting its systems’ features specifically for the purpose of cost effective, high quality, production level testing of memory products. The Company’s memory module test systems are designed for comparable performance at lower prices relative to the general-purpose test systems offered by competitors.

Customers, Sales and Marketing

     In North America and Europe, a majority of the Company’s memory module test systems are sold directly to semiconductor and independent memory module manufacturers. In Asia, the Company also sells its test systems through distribution partners and independent sales representative organizations. In fiscal 2000 and 1999, the Company’s ten largest customers accounted for 81.5% and 90.6% of net memory module test system net sales, respectively. During fiscal 2000, the Company had two customers which accounted for 23.9% and 18.7% of the Company’s net memory module test system sales, respectively. In fiscal 1999 and 1998, one customer accounted for 43.8% and 11.3% of the Company’s net test system sales, respectively.

     Sales generally are made against standard customer purchase orders. The Company’s backlog generally includes those customer orders for which it accepted purchase orders and planned shipment dates within the next year. The Company does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding is business. Backlog is not an indicator of future sales, and orders in the backlog are subject to change in delivery terms or even cancellation. Accordingly, there is no assurance that current backlog will lead to future sales. The Company’s total backlog of memory module test systems was approximately $198,000 and $258,000 at fiscal 2000 and 1999 year end, respectively.

Competition

     The memory module and memory test equipment industries are intensely competitive. These markets include a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company’s competitors in these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, and larger customer bases than the Company. In the memory module test systems market, the Company competes primarily with companies supplying automatic test equipment. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

     The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company’s products. There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer better prices or technical performance features than the Company’s products. To remain competitive, the Company must continue to provide technologically advanced products, improve quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past, and may continue to lead to, intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

Research and Development

     The Company’s management believes that the timely development of new memory module test systems and technologies is essential to maintain the Company’s competitive position. In the electronics market, the Company’s research and development activities are focused primarily on new memory module testing technology and continual improvement in its memory test products. Additionally, the Company provides research and development services for customers either as joint or contracted development. The Company plans to continue to devote substantial research and development efforts to the design of new memory module test systems that address the requirements of semiconductor companies, OEMs and independent memory module manufacturers.

     The Company’s research and development expenses were $2,005,052 in fiscal 2000, $1,602,131 in fiscal 1999 and $1,692,059 in fiscal 1998. A portion of the research and development expense is focused on creating a patent portfolio to protect the Company’s intellectual property and to create a competitive edge over competitors.

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

     Parametric Test System and Method. Issued as U.S. Patent 6,008,664 on December 28, 1999. This patent describes a method for performing a leakage test more quickly.

     Contact Test Method and System for Memory Testers. Issued as U.S. Patent 5,956,280 on September 21, 1999. This patent describes a contact test for determining pin-to-pin and ground shorts, as well as opens for memory modules.

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

     Synchronous Memory Test System. Issued U.S. Patent Number 5,995,424 on November 30, 1999. This patent describes the operation of the SYNCo LC memory tester.

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

     Microsequencer for Memory Test Systems. Serial Number 09/033,363 filed March 1998. This patent application discusses the sequencer function in the SIGMA·3 tester with emphasis on exception handling and timing set compression through use of VLIW instructions.

     Programmable Pulse Generator. Issued as U.S. Patent 6,067,648 on May 23, 2000. This patent describes the PPG operation in the SIGMAo 3 tester.

     Tester Systems. Issued as U.S. Patent 6,064,948 on May 16, 2000. This patent describes the code generation for the SIGMAo 3 tester.

     Method and System for Testing RAMBUS® Memory Modules. This patent application with Serial Number 09/267,731 describes a low cost method of testing RAMBUS® memory modules.

     Method and System for Timing Control in the Testing of RAMBUS® Memory Modules. This patent application with Serial Number 09/359,173 describes the method of performing timing measurements for RAMBUS® Memory Modules.

     There can be no assurance that the pending patent applications will be approved or approved in the form requested. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on patent protection. In addition, the Company attempts to protect its intellectual property rights through trade secrets, copyrights, trademarks and a variety of other measures, including non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company’s trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company’s trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that its intellectual property rights can otherwise be protected meaningfully. There can be no assurance that patents will issue from pending or future applications or that if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage. Furthermore, there can be no assurance that third parties will not develop similar products, duplicate the Company’s products or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company’s intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

Employees

     At September 30, 2000, the Company had 46 employees, including 28 engineering, product development, manufacturing and technical support employees, 12 finance and administration employees and 6 employees in the sales and marketing area.

     Recruitment of personnel in the computer industry, particularly engineers, is highly competitive. The Company believes that its future success will depend in part on its ability to attract and retain highly skilled management, engineering, sales, marketing, finance and technical personnel. There can be no assurance of the Company’s ability to recruit and retain the employees that it may require.

ITEM 2.    PROPERTIES

     At September 30, 2000, the Company had under lease 14,846 square feet of space for its corporate offices at 12201 Technology Boulevard, Suite 125, Austin, Texas. The Company currently is paying annual rental of approximately $151,439 until April 30, 2003, plus a pro rata charge for property taxes, common area maintenance and insurance.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit filed by one of its customers related to the discontinued memory module manufacturing business for alleged breach of contract. The suit asks for actual damages, including all related expenses, in the amount of $77,838. The Company believes the suit is without merit and is vigorously defending its position. The Company believes it is unlikely that the final outcome of this or any other unknown claims to which the Company becomes a party would have a material adverse effect on the Company’s financial position or results from operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurred.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.    MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     On May 25, 2000, the Company’s stock began trading under its current symbol of “TNIS” on the Nasdaq OTC Bulletin Board, which was established for securities that do not meet the Nasdaq SmallCap Market’s listing requirements. Consequently, selling the Company’s common stock could be more difficult because of the smaller quantities of shares that could be bought and sold, transactions could be delayed, and security analysts’ and news media’s coverage of the Company stock could be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company’s common stock. From July 28, 1999 to May 24, 2000, the Company’s stock traded on the Nasdaq OTC Bulletin Board under the symbol “TNSU.” From May 22, 1997 to July 27, 1999, the Company’s stock traded on the Nasdaq SmallCap Market under the symbol “TNSU.” From March 20, 1995 to June 6, 1997, the Common Stock was traded on the Vancouver Stock Exchange (“VSE”) under the symbol “TNS.U,” with prices quoted in U.S. dollars. On June 6, 1997, the Company voluntarily delisted its stock on the VSE, as a result of the change to Nasdaq.

     At the Company’s Annual Meeting of Stockholders on May 23, 2000, the Company’s stockholders approved a one-for-two reverse stock split of the Company’s Common Stock (the “Reverse Split”) effective May 25, 2000. The Reverse Split had no effect on the number of authorized shares of Common Stock, preferred stock or Series A Preferred Stock. Any stockholder otherwise entitled to any fractional share interest due to the Reverse Split received in lieu thereof, one additional share of Common Stock for the fractional share such stockholder would have been entitled to as a result of the Reverse Split.

     The table below sets forth the high and low closing prices of the Common Stock from October 1, 1998 through July 27, 1999, as reported on the Nasdaq SmallCap Market and from July 28, 1999 through December 11, 2000, as reported on the Nasdaq OTC Bulletin Board. These price quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. In addition, the per share amounts have been retroactively adjusted for all periods presented to reflect the Reverse Split.

	Common Stock
Quarter Ended	High	Low
Fiscal 1999:
December 31, 1998	$4.38	$2.82
March 31, 1999	5.00	2.50
June 30, 1999	3.76	2.00
September 30, 1999	2.62	0.94

Fiscal 2000:
December 31, 1999	1.58	0.48
March 31, 2000	6.37	0.51
June 30, 2000	2.63	0.52
September 30, 2000	2.56	1.00

Fiscal 2001:
Through December 11, 2000	$2.81	$0.75

Stockholders

     On September 30, 2000, there were 24,097,358 shares of Common Stock outstanding held by 129 holders of record. The last reported sales price on the Common Stock on December 11, 2000, was $0.86 (rounded) per share.

Dividends

     During the fiscal years ended September 30, 2000 and 1999, the Company declared and issued dividends of 111,829 and 54,867 shares, respectively, of Common Stock to the holders of record of its Series A Stock. The Company has not declared or paid any dividends with respect to the Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company’s business. In addition, the revolving line of credit with Silicon Valley Bank dated September 19, 2000, prohibits the payment of dividends without written consent of Silicon Valley Bank. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenue and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends at any time in the future.

Private Placements

     On June 30, 1998, the Company entered into a Convertible Stock Purchase Agreement with an accredited investment group. The Company issued 400 shares of its Series A Stock, for $10,000 per share, with offering costs of approximately $460,000. The Series A Stock was convertible into the Company’s no par value common stock (“Common Stock”) at the option of the holder beginning 90 days after the June 30, 1998 closing date. The conversion price was the lesser of the fixed conversion price of $4.62 per share or a variable conversion price. The Series A Stock also provided certain mandatory redemption rights which triggered upon the occurrence of certain events. Attached to the Series A Stock were warrants to purchase 100,000 shares of Common Stock at $6.00 per share with a term of four years. The Company believes that the sale of the Series A Stock was exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act. The underlying Common Stock was registered with the Securities and Exchange Commission under a Registration Statement on Form S-3 effective August 13, 1998; however, upon delisting of the Company’s stock from the Nasdaq SmallCap Market on July 27, 1999, the Company became ineligible to file or maintain registration statements. The net proceeds from this offering were used as working capital for the Company. The net offering proceeds were used to make direct or indirect payments to others.

     On July 27, 1999, the Company’s Common Stock was delisted from trading on the Nasdaq SmallCap Market, but is currently traded on the Nasdaq OTC Bulletin Board. The delisting was a triggering event under the Convertible Stock Purchase Agreement, and the preferred stockholders have converted all of the Series A Stock as of September 30, 2000. During the years ended September 30, 2000 and 1999, the preferred stockholders converted 225 and 175 shares of Series A Stock for 4,672,541 and 767,599 shares of Common Stock, respectively. In addition, the preferred stockholders exercised a portion of the attached warrants for 66,667 shares of Common Stock during the year ended September 30, 2000. The remaining warrants are currently exercisable at $6.00 per share and expire on June 30, 2002.

     In March 2000, the Company issued 1,528,750 shares of its Common Stock for consideration of $1,223,000. The shares of Common Stock issued in the private placement are restricted securities. The transaction was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended. Proceeds of the private placement are being used for working capital.

ITEM 6.    SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from the consolidated financial statements of the Company, which for the fiscal years ended September 30, 2000 and 1999 have been audited by Brown, Graham and Company, P.C., independent certified public accountants, and for fiscal year ended September 30, 1998 were audited by Arthur Andersen LLP, independent certified public accountants, to the extent indicated in their reports included elsewhere herein.

     On May 21, 1996, the Company acquired 1st Tech Corporation and Darkhorse Systems, Inc. The acquisitions were accounted for using the purchase method, resulting in total goodwill of $7.2 million to be amortized over a two-year period. The results of operations have been included in the consolidated financial statements since the acquisition date. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements.

(In Thousands, except per share data)	Fiscal Years Ended September 30,
	2000	1999	1998	1997	1996
Net sales	$9,301	$ 10,145	$ 5,349	$ 5,294	$ 1,717
Net income (loss) from
continuing operations	2,150	1,043	(2,484)	(3,942)	(880)
Net income (loss) from
discontinued operations	—	(10,010)	(6,064)	(6,171)	(2,804)
Goodwill Amortization Expense	—	—	(2,092)	(3,585)	(1,494)
Net income (loss) applicable to common
stock per share:
Continuing operations	0.11	—	(.30)	(.45)	(.15)
Discontinued operations	—	(.87)	(.59)	(.70)	(.48)
Total assets	4,593	16,814	15,913	17,232	17,463
Long-term debt	—	2,757	755	81	123
Mandatorily redeemable convertible
preferred stock	—	1,831	2,390	—	—

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                   RESULTS OF OPERATIONS.

Overview

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2000, 1999 and 1998. It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30 and references to quarterly periods refer to the Company’s fiscal quarters ended December 31, March 31, June 30 and September 30. (See “Business – Forward-Looking Statements – Cautionary Statements” included in Part I, Item 1.)

     Effective May 21, 1996, the Company acquired, through mergers with its wholly owned subsidiaries, all of the outstanding common stock of 1st Tech Corporation (“1st Tech”) and DarkHorse Systems, Inc. (“DarkHorse”) and began operations in Austin, Texas as a consolidated group of companies providing custom design, engineering and manufacturing services, test solutions and standard and custom semiconductor memory module products to leading original equipment manufacturers (“OEMs”) in the computer, networking and telecommunications industries. In consideration for the acquisitions of 1st Tech and DarkHorse, the Company issued 1,475,000 and 600,000 shares, respectively, of Common Stock. Prior, but subject to the consummation of the acquisitions of 1st Tech and DarkHorse by the Company, 1st Tech issued 1,150,000 shares of its common stock for $2.00 per share in an equity financing, raising a total of approximately $2,300,000, the proceeds of which were used to reduce short-term debt and provide working capital for 1st Tech.

     Until the fiscal year ended Sepember 30, 2000, the Company’s consolidated operations had been unprofitable since the merger with 1st Tech and DarkHorse in May 1996. Although the Company was able to develop increasing revenues from its memory module manufacturing business, it was not able to generate gross margins at the requisite sales volumes in order to make the business profitable. A number of factors contributed to the Company’s inability to establish adequate profit margins. The Company failed to achieve the projected revenues that were required to produce sufficient margin to meet the Company’s ongoing fixed costs. The Company also failed to win, and on occasion lost, the business of several large customers due to the Company’s weak financial condition, which caused potential customers to be concerned about the Company’s ability to deliver. Additionally, the Company often faced an unpredictable cost structure due to uncertainties regarding inventory costs. The market for Dynamic Random Access Memory (“DRAM”) chips, the principal component in semiconductor memory modules, became highly volatile at various times in terms of pricing and inventory availability. Many of the Company’s competitors had greater financial resources and were able to obtain more advantageous prices, as well as secure allocations of DRAM during high demand periods. The Company was, at times, forced to pay top market prices to procure DRAM, which in turn caused margin problems. Further, the Company’s customers generally were on a single-order basis with no long-term commitments or ability to adjust pricing as to outstanding orders.

     A shortage of computer memory chips in the fourth fiscal quarter of fiscal 1999 and a rapid increase in memory chip prices during the same period severely disrupted the Company’s business, resulting in major shortfalls of revenue. After dropping by approximately 95% from 1996 to mid-1999, memory chip prices escalated rapidly in August and September 1999, quadrupling between July and September 1999, before leveling off in October 1999. During this time period of 1999, the Company had great difficulties in obtaining DRAM inventory and lost several key orders. Additionally, one of the Company’s largest customers (comprising approximately 20% of Company sales in fiscal 1999) was acquired, in April 1999, by another semiconductor manufacturer and ceased doing business with the Company.

     In July 1999, the Company’s stock was delisted from the Nasdaq SmallCap Market for failure to meet Nasdaq’s $2,000,000 net tangible assets requirement. Delisting of the Company’s stock placed the Company in default under the Stock Purchase Agreement entered into with KA Investments LLC (“KA”) dated June 30, 1998, pursuant to which KA purchased 400 shares of 5% Series A Convertible Preferred Stock (“Series A Stock”) of the Company for $4,000,000. Under the terms of the Stock Purchase Agreement, the Series A Stock was convertible into Common Stock based on a formula set forth in the Agreement and quarterly dividends were payable in Common Stock or cash. The shares of Common Stock issuable under the Stock Purchase Agreement were registered under a Registration Statement on Form S-3. Upon delisting of the Company’s stock from the Nasdaq SmallCap Market on July 27, 1999, the Company’s S-3 was no longer effective. Delisting also constituted a triggering event for redemption of the Series A Stock. As of September 30, 2000, the holder of the Series A Stock had converted all of its Series A Stock for 5,440,140 shares of Common Stock.

     On October 15, 1999, the Company hired an investment bank to assist in addressing alternatives to improve the overall posture of the Company and bolster stockholder value. The Company’s memory module manufacturing business was experiencing excessive losses, prohibiting the Company’s ability to attract needed financing. In consultation with the investment bank, the Company evaluated selling the memory module manufacturing business and retaining its other operations.

     Although a number of alternatives, including Chapter 7 liquidation, were considered by the Board of Directors, the best alternative was considered to be the sale of the memory module manufacturing business. On December 9, 1999, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with All Components, Inc. (“ACI”). The Asset Purchase Agreement related to the sale of certain assets and business comprising the Company’s memory module manufacturing business to an affiliate of ACI, Tanisys Operations, LP, as well as the sale of the stock of the Company’s wholly owned subsidiary, Tanisys (Europe) Ltd. (the “Sale Transaction”). In addition, the Company entered into a covenant not to compete for ten years after the closing of the sale transaction, as further described below.

     In connection with the disposal of the memory module manufacturing business, the Company incurred a loss of $3,319,147 during the year ended September 30, 1999. The components of the loss include the following: total consideration from the Buyer was $2,264,907, which included $360,000 in cash proceeds and $1,904,907 in assumed liabilities; the Company sold assets with a book value of $2,786,344, which included fixed assets of $666,164, accounts receivable of $1,077,104 and inventory of $1,043,076; and, in connection with and as a condition to closing the Sale Transaction, the Company was able to negotiate a reduction in the aggregate amount payable to the Company’s creditors by $1,677,678. The loss on the sale transaction was effectively reduced by this debt forgiveness. The stock of the Company’s wholly owned subsidiary, Tanisys (Europe) Ltd., which carried a book value of $1,214,187, was sold to the buyer.

     The Company incurred additional expenses, which have been paid, in connection with the Sale Transaction including the following: fixed assets of the memory module manufacturing business totaling $1,136,869 were written off, stock and warrants valued at $98,091 were issued to creditors in satisfaction of amounts owed, expenses to terminate various lease obligations in the amount of $109,000 were incurred, $327,364 in inventory and $64,710 in deferred financing costs were written off, $128,604 was paid to the Company’s principal lender to terminate its line of credit, professional fees were paid in the amount of $85,572, and a variety of additional miscellaneous costs totaling $71,091 were paid.

     During the year ended September 30, 2000, the Company paid $1,654,694 in expenses that were accrued as of September 30, 1999, and that related to the discontinued operations, including lease termination costs for capital equipment, professional fees, proxy costs, warranty costs and other related costs. At September 30, 2000, remaining accrued expenses of $1,003,981 have been classified as net current liabilities of discontinued operations on the Consolidated Balance Sheet.

     The results of the memory module manufacturing business have been classified as discontinued operations, and prior periods have been restated to reflect the sale. The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, have been recorded in the consolidated financial statements as of September 30, 1999.

     Since consummating the sale transaction in December 1999, the Company has refocused all of its efforts on the memory module test systems business.

Results of Operations

     The following table sets forth certain consolidated financial data of the Company expressed as a percentage of net sales for the years ended September 30, 2000, 1999 and 1998:

Continuing Operations:	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	34.2	44.5	55.3

Gross profit	65.8	55.5	44.7

Operating expenses:
Research and development	21.5	15.8	31.7
Sales and marketing	14.8	15.2	24.1
General and administrative	8.4	6.9	12.5
Depreciation and amortization	0.7	1.5	16.8
Bad debt expense	0.1	2.3	2.5

Total operating expenses	45.5	41.7	87.6

Operating income (loss)	20.3	13.8	(42.9)
Other expense, net	2.8	(3.5)	(3.5)

Net income (loss) from
continuing operations	23.1	10.3	(46.4)
Net loss from discontinued operations	—	(98.7)	(113.	4)

Net income (loss)	23.1%	(88.4%)	(159.	8%)

Net Sales

     Net sales consist of memory module test system solutions, less returns and discounts. Net sales decreased to $9,300,530 in fiscal 2000 from $10,145,108 in fiscal 1999, a decrease of 8%. The decline is primarily the result of two factors. First, fiscal 1999 net sales included the launch of the Company’s SIGMA·3 test system, which was widely accepted in the marketplace, and this was not repeated in fiscal 2000. Second, the marketplace has experienced difficulty in determining which memory module technology to embrace for the future: SDRAM PC133, Rambus® memory or DDR. While the Company has developed test systems for all three technologies, customer demand has been slower than expected due to delays in the decision making processes of the Company’s customers in committing to one or more of the technologies.

     Net sales of $10,145,108 increased in fiscal 1999 from $5,349,285 in fiscal 1998, an increase of 90%. The increase in fiscal 1999 was due to market acceptance of the SIGMA·3 test system in the Company’s memory module test systems product line.

Cost of Sales and Gross Profit

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products and the direct labor and overhead costs associated with manufacturing. Gross profit increased to $6,122,056 in fiscal 2000 from $5,632,506 in fiscal 1999. Gross profit margin increased to 65.8% in fiscal 2000 from 55.5% in fiscal 1999 due to better raw material prices as a result of more efficient purchasing practices, and the Company’s ability to lower manufacturing costs.

     In fiscal 1999, gross profit increased to $5,632,506 from $2,389,630 in fiscal 1998. Gross profit margin increased to 55.5% in fiscal 1999 from 44.7% in fiscal 1998. The increase in gross profit, as well as the increase in gross profit margin, was due primarily to the increased sales of SIGMA·3 memory module tests systems and associated manufacturing cost efficiencies.

Research and Development

     Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These relate primarily to the costs of materials, personnel, management and engineering design consulting fees. Research and development expenses increased to $2,005,052 in fiscal 2000 from $1,602,131 in fiscal 1999, representing an increase of 25.1%. A combination of the development of test systems for new technologies such as Rambus® memory, DDR sync DRAM and Flash memory, plus the development of the multi-site feature for the SIGMA·3 system that may be applied to all technologies, and ongoing efforts to expand both product line and capabilities, are the main reasons for the increase in research and development costs. Research and development expenses are expected to increase in terms of absolute dollars and to increase slightly as a percentage of revenues as growth in revenue occurs.

     Research and development expenses decreased to $1,602,131 in fiscal 1999 from $1,692,059 in fiscal 1998, representing a decrease of 5.3%. This decrease was due to the development of the SIGMA·3 test system that was primarily developed in fiscal 1998 but received market acceptance in fiscal 1999.

Sales and Marketing

     Sales and marketing expenses include compensation of sales and marketing employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and overhead. Sales and marketing expenses decreased to $1,374,386 in fiscal 2000 from $1,537,717 in 1999, due primarily to the decrease in net sales in fiscal 2000 and additional marketing expenses incurred in fiscal 1999 for the introduction of the SIGMA·3 test system, which was not a factor in fiscal 2000. Sales and marketing expenses expressed as a percentage of revenues in fiscal 2000 and 1999 were 14.8% and 15.2%, respectively. Sales and marketing expenses are expected to increase in terms of absolute dollars and to decrease slightly as a percentage of revenues in future periods as growth in revenue occurs.

     Sales and marketing expenses increased to $1,537,717 in fiscal 1999 from $1,287,903 in 1998. Sales and marketing expenses expressed as a percentage of revenues in fiscal 1999 and 1998 were 15.2% and 24.1%, respectively. The increase in sales and marketing expenses is attributable to additional expenses focused on introducing the SIGMA·3 test system. The decrease in expenses expressed as a percentage of revenues relate directly to increased revenues in fiscal 1999.

General and Administrative

     General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. In fiscal years 2000 and 1999, general and administrative expenses increased to $776,684 from $703,900. General and administrative expenses expressed as a percentage of revenues were 8.4% and 6.9% in fiscal years 2000 and 1999, respectively. The dollar amount increase is the result of normal cost increases associated with personnel and other administrative costs. The absolute dollar expenses associated with the general and administrative area are expected to increase at a much slower pace than revenues in future periods with the anticipated continued growth in business activity. The general and administrative expenses are expected to decline in future periods when expressed as a percentage of sales.

     In fiscal years 1999 and 1998, general and administrative expenses increased to $703,900 from $665,420, a 5.8% increase. General and administrative expenses expressed as a percentage of revenues were 6.9% and 12.5% in fiscal 1999 and 1998, respectively. The increase in actual funds expended in fiscal 1999 was due primarily to normal increases in costs.

Depreciation and Amortization

     Depreciation and amortization includes the depreciation for all fixed assets and the amortization of intangibles, including goodwill incurred in the May 1996 acquisitions of 1st Tech and DarkHorse. Depreciation and amortization decreased to $62,099 in fiscal 2000 from $155,466 in fiscal 1999, due to the decline of the remaining asset balances. Depreciation and amortization is expected to increase slightly in terms of both absolute dollars and as a percentage of revenues as growth in revenues occurs.

     Depreciation and amortization decreased to $155,466 in fiscal 1999 from $902,064 in fiscal 1998. The decrease was due primarily to the completion of amortization in April 1998 of goodwill relating to the acquisitions of 1st Tech and DarkHorse.

Bad Debt Expense

     Bad debt expense consists of amounts charged to expense because of trade accounts receivable becoming uncollectible. The Company’s method of accounting for bad debts is to use historical actual expenses to estimate the amount of current sales that may be uncollectible and to provide for them by creating an allowance that is netted against the trade accounts receivable. The Company writes off amounts related to specific accounts as the collection of these accounts becomes questionable. For fiscal 2000, the amount charged to bad debt expense was $14,292 compared to $233,196 for fiscal 1999 and $136,139 for fiscal year 1998.

Other Income (Expense), Net

     Other income (expense), net consists primarily of interest income less interest expense, plus other miscellaneous income and expenses. Substantially all of the interest expense was attributable to borrowings from a revolving credit note made to fund short-term inventory requirements and accounts receivable. Interest income relates to the investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) increased to $260,943 of income in fiscal 2000 from $356,774 of expense in fiscal 1999. The increase in other income is primarily due to an increase in non-recurring miscellaneous income and a reduction in interest expense.

     Other income (expense) increased to $356,774 of expense in fiscal 1999 from $189,809 of expense in fiscal 1998. The increase in other income (expense) was primarily due to an increase in short-term borrowings on the revolving credit note.

Provision for Income Taxes

     For the years ended September 30, 2000, 1999 and 1998, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $1,351,000, $2,570,000 and $5,252,000 and for non-U.S. income tax purposes of approximately $426,453, $817,000 and $369,000, respectively. The loss carry-forwards of approximately $22,548,000 at September 30, 2000 begin to expire in 2011. At September 30, 2000 and 1999, the Company had temporary differences resulting in future tax deductions of approximately $1,430,000 and $4,792,000, respectively, principally representing differences in accounting and tax basis in accrued liabilities, reserves, depreciation, and anticipated loss from discontinued operations. Deferred income tax assets from the loss carry-forwards and asset basis differences aggregate approximately $8,343,000 and $7,843,000, at September 30, 2000, and 1999, respectively.

     For financial reporting purposes, valuation allowances of $8,343,000 and $7,843,000 at September 30, 2000 and 1999, respectively, have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

     The availability of the net operating loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carry-forwards due to Internal Revenue Service (“IRS”) Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carry-forwards may be limited or prohibited. The Company believes that the IRS Code Section 382 limitation did not exist as of September 30, 2000, and if triggered, the consequence is expected to have no material impact on the Company’s consolidated financial position or results of operations.

Liquidity and Capital Resources

     Since inception the Company has utilized the funds acquired in equity financings of its Common Stock, exercise of warrants, exercise of stock options, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. For fiscal 2000, the Company reduced its net cash from financing activities by $41,287 versus generating net cash from financing activities of $3,542,469 in fiscal 1999. The reduction of $41,287 in fiscal 2000 consisted of $1,223,000 from Common Stock sales, proceeds from the exercise of warrants of $144,333, repayments of $1,378,403 on revolving credit and a reduction of $30,217 on capital lease obligations. At September 30, 2000, the Company had $1,601,777 of cash and working capital of $1,593,457.

     In March 2000, the Company issued 1,528,750 shares of its Common Stock in a private placement for consideration of $1,223,000. The shares of Common Stock issued in the private placement are restricted securities. The transaction was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended. Proceeds of the private placement are being used for working capital.

     On November 2, 1998, the Company completed a private placement of $2,000,000 of debt with warrants. During the fiscal year ended September 30, 2000, the holders of the debt elected to convert all of the debt into 4,000,000 shares of the Company’s Common Stock pursuant to an offer made by the Company. Interest was accrued on the notes through January 31, 2000 and the Company issued 168,950 shares of the Company’s Common Stock during the fiscal year ended September 30, 2000, for interest totaling $119,444.

     Capital expenditures totaled $170,876 and $192,156 in fiscal 2000 and 1999, respectively. These capital expenditures were primarily for the purchase of test equipment, expansion of engineering facilities and upgrades to enterprise information systems.

     The Company believes that its existing funds, anticipated cash flows from operations, amounts available from future vendor credits, bank borrowings, capital and operating leases and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next twelve months at the projected level of operations. However, should there be a significant increase in sales above projected levels requiring additional investments in equipment, inventory and accounts receivable, the Company may be required to obtain additional funding through debt or rely upon a future equity offering or offerings for such funding. There is no assurance that the Company would be able to locate debt funding or that it would be successful in its attempts to raise a sufficient amount of funds in an equity offering or offerings. The Company’s potential inability to raise needed funds to meet its projected level of operations or increase above current projections could have a material adverse effect on the Company.

International Sales

     International sales accounted for 44.6%, 31.9% and 31.3% of net sales in fiscal 2000, 1999 and 1998, respectively. The Company is subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company’s products will be implemented by the U.S. or other countries. Because sales of the Company’s products have been denominated to date in U.S. dollars, increases in the value of the U.S. dollar could increase the price of the Company’s products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Some of the Company’s customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Significant Customer Concentration

     In North America and Europe a majority of the Company’s memory module test systems are sold directly to semiconductor and independent memory module manufacturers. In Asia, the Company also sells its test systems through distribution partners and independent sales representative organizations. In fiscal 2000 and 1999, the Company’s ten largest customers accounted for 81.5% and 90.6% of net memory module test system sales, respectively. During fiscal 2000, the Company had two customers which accounted for 23.9% and 18.7% of the Company’s net memory module test system sales, respectively. In fiscal 1999 and 1998, one customer accounted for 43.8% and 11.3% of the Company’s net test system sales, respectively.

     The Company, in general, has no firm long-term volume commitments from its customers and generally enters into individual purchase orders and agreements with non-binding forecasts. Customer purchase orders and forecasts are subject to change, cancellation or delay with little or no consequence to the customer. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. The Company’s business, financial condition and results of operations will depend significantly on its ability to obtain purchase orders from existing and new customers, upon the financial condition and success of its customers, the success of customers’ products and the general economy. Factors affecting the industries of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

No Assurance of Product Quality, Performance and Reliability

     The Company expects that its customers will continue to establish demanding specifications for quality, performance, reliability and delivery. To date, the Company has not experienced any significant quality problems that have affected its results of operations, and any known quality problems have been or are in the process of being remedied. There can be no assurance that the problems will not occur in the future with respect to quality, performance, reliability and delivery of the Company’s products. If such problems occur, the Company could experience increased costs, delays in or cancellations or rescheduling of orders or shipments, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Product Concentration; Dependence on Memory Market

     The market for semiconductor memory has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 2000, there were significant declines as well as increases in DRAM and SRAM semiconductor prices and demand. Since the Company’s test systems are sold into the semiconductor and memory module market, future price changes could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fluctuations in Operating Results

     The Company’s results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company’s results of operations include the loss of a principal customer or customers or the reduction in orders from a customer. Other factors that may affect the Company’s results of operations in the future include fluctuating market demand for and changes in the selling prices of the Company’s products, market acceptance of new products and enhanced versions of the Company’s products, delays in the introduction of new products and enhancements to existing products, and manufacturing inefficiencies associated with the startup of new product introductions. In addition, the Company’s operating results may be affected by the timing of new product announcements and releases by the Company or its competitors; the timing of significant orders; the ability to produce products in volume; delays, cancellations or rescheduling of orders due to customer financial difficulties or other events; inventory obsolescence, including the reduction in value of the Company’s inventories due to unexpected price declines and unexpected product returns; the timing of expenditures in anticipation of increased sales; cyclicality in the Company’s targeted markets; and expenses associated with acquisitions.

     Sales of the Company’s individual products and product lines toward the end of a product’s life cycle typically are characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. The Company could experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that the Company manufactures products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product selling prices or decreasing demand, the Company could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, return of products or discounts. In the past, the Company has had to write-down and write-off excess or obsolete inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially and adversely affected.

     The need for continued significant expenditures for research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in any particular period if the Company’s expectations for net sales for that period are not met. The Company believes that period-to-period comparisons of the Company’s financial results are not necessarily meaningful and should not be relied upon as indications of future performance.

Dependence on Semiconductor, Computer, Telecommunications and Networking Industries

     Demand for the Company’s line of memory module test systems is driven by the increased demand for higher level memory module technology in semiconductor, computer, telecommunications and networking industries. The Company may experience substantial period-to-period fluctuations in future operating results due to factors affecting the semiconductor, computer, telecommunications and networking industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries could have a material adverse impact on the demand for the Company’s products and therefore a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company’s net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the semiconductor, computer, telecommunications, networking or other industries utilizing the Company’s products.

History of Losses; Uncertain Profitability

     The Company historically experienced operating losses until the fiscal year ended September 30, 2000. At September 30, 2000, the Company had an accumulated deficit of approximately $37,252,552.

     There can be no assurance that the Company will not incur losses in the future or that the Company will be able to raise cash as necessary to fund operations.

Future Additional Capital Requirements; No Assurance Future Capital will be Available

     The Company’s capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company’s product development programs; the resources required to protect the Company’s intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds also may be used for the acquisition of businesses, products and technologies that are complementary to those marketed by the Company. Consequently, although the Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least 2001, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Such adjustments may be dilutive to stockholders and may inhibit the Company’s ability to consummate additional equity financings.

Management of Growth; Expansion of Operations

     In order to continue to provide quality products and customer service and to meet anticipated demands of its customers, the Company will be required to continue to increase staffing and other expenses, including expenditures on research and development, sales and marketing. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company’s business, financial condition and results of operations would be materially and adversely affected. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently.

Rapid Technological Change

     The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company’s ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market transitioned from Fast Page mode and EDO memory to SDRAM over a two to three-year period. Other transitions from SDRAM to Rambus® and DDR SDRAM are occurring in 2000 and into 2001. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology; timely and efficient completion of product design; timely and efficient implementation of manufacturing, assembly and test processes; and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company’s products after commencement of commercial shipments, which could result in delayed market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to sales could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Sole or Limited Sources of Supply

     The Company is dependent on certain limited or sole source suppliers to provide key, and in some cases, custom components used in the Company’s memory module test systems. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries, which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Key Personnel

     The Company’s future operating results depend in a significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace. The Company’s future operating results also depend in significant part upon its ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. However, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company’s inability to attract, train and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company’s employee base could materially and adversely affect the Company’s business, financial condition and results of operations.

Dependence on Availability, Recruitment and Retention of Technical Personnel

     The Company depends upon its ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet the Company’s own personnel needs and the technical requirements of its clients. Competition for individuals with proven technical skills is intense. The computer industry in general experiences a high rate of attrition of such personnel. The Company competes for such individuals with competitors, providers of outsourcing services, temporary personnel agencies, computer systems consultants, customers and potential customers. Many large competitors have announced extensive campaigns to hire additional technical personnel. Failure to attract and retain sufficient technical personnel would have a material adverse effect on the Company’s business, operating results and financial condition.

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

Uncertainty Regarding Protection of Proprietary Rights

     In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. While there is currently no pending intellectual property litigation involving the Company, the Company may from time to time be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by third parties. There can be no assurance that third parties will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company’s intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and results of operations.

     There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the intellectual property. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company’s business, financial condition and results of operations, regardless of the outcome of the litigation.

     The Company attempts to protect its intellectual property rights through a variety of measures, including non-disclosure agreements, trademarks, trade secrets, patents and copyrights. There can be no assurance, however, that such measures will provide adequate protection for the Company’s trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company’s trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights.

Effects of Delisting from Nasdaq SmallCap Market; Lack of Liquidity of Low Priced Stocks

     In July 1999, the Company’s stock was delisted from trading on the Nasdaq SmallCap Market, and on July 28, 1999, the Company’s stock began trading on the Nasdaq OTC Bulletin Board, which was established for securities that do not meet the Nasdaq SmallCap Market’s listing requirements. Consequently, buying or selling the Company’s Common Stock could be more difficult because of the smaller quantities of shares that could be bought and sold, transactions could be delayed, and security analysts’ and news media’s coverage of the Company stock could be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company’s Common Stock.

     In addition to delisting, trading in the Common Stock also is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser’s written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of stockholders to sell their shares of Common Stock in the secondary market.

Environmental Regulation

     The Company’s operations and manufacturing processes are subject to certain federal, state, local and foreign environmental protection laws and regulations. Public attention has increasingly been focused on the environmental impact of manufacturing operations that use hazardous materials or generate hazardous wastes, and environmental laws and regulations may become more stringent over time. There can be no assurance that failure to comply with either present or future regulations, or to obtain all necessary permits required under such regulations, would not subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion at its present or future locations, the acquisition of costly equipment or other liabilities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company and the related report of the Company’s independent public accountants thereon are included in this report at the pages indicated.

Consolidated Financial Statements at September 30, 2000 and 1999
and for the Fiscal Years Ended September 30, 2000, 1999 and 1998:
Reports of Independent Public Accountants	26
Consolidated Balance Sheets at September 30, 2000 and 1999	28
Consolidated Statements of Operations for the Years Ended September 30, 2000,
1999 and 1998	29
Consolidated Statements of Stockholders’ Equity for the Years Ended
September 30, 2000, 1999 and 1998	30
Consolidated Statements of Cash Flows for the Years Ended September 30,
2000, 1999 and 1998	31
Notes to the Consolidated Financial Statements	32

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/  Brown, Graham and Company P.C.

Austin, Texas
November 16, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries for the year ended September 30, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tanisys Technology, Inc., and subsidiaries for the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Austin, Texas
October 30, 1998

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30, 2000	September 30, 1999

ASSETS
Current assets:
Cash and cash equivalents	$ 1,601,777	$ 684,949
Restricted cash (Note 6)	—	290,511
Trade accounts receivable, net of allowance of $132,743 and
$333,703, respectively	1,713,417	1,977,390
Inventory (Note 3)	694,529	540,458
Prepaid expenses and other	137,654	205,974
Net current assets of discontinued operations (Note 2)	—	7,610,991

Total current assets	4,147,377	11,310,273
Property and equipment, net of accumulated depreciation and amortization of
$954,945 and $747,988 respectively (Note 4)	394,468	496,391
Other noncurrent assets	51,217	60,680
Net noncurrent assets of discontinued operations (Note 2)	—	4,946,235

Total Assets	$ 4,593,062	$ 16,813,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 340,925	$ 1,199,200
Accrued liabilities (Note 5)	598,498	529,087
Revolving credit note (Note 6)	600,000	1,978,403
Current portion of obligations under capital lease (Note 8)	10,516	30,939
Net current liabilities of discontinued operations (Note 2)	1,003,981	14,191,919

Total current liabilities	2,553,920	17,929,548
Long-term debt to stockholders, net of discounts (Note 7)	—	1,722,749
Long-term portion of obligations under capital lease (Note 8)	126	9,920
Net noncurrent liabilities of discontinued operations (Note 2)	—	1,023,982

Total liabilities	2,554,046	20,686,199

Mandatorily redeemable convertible preferred stock:
5% Series A Convertible Preferred Stock, $1 par value, 400 shares
authorized, -0- and 225 shares issued and outstanding, respectively (Note 9)	—	1,831,483

Stockholders’ equity (Note 10):
Common stock, no par value, 50,000,000 shares authorized,
24,097,358 and 12,195,202 shares issued
and outstanding, respectively	37,579,849	31,968,495
Additional paid-in capital	1,711,719	1,687,312
Accumulated other comprehensive loss	—	—
Accumulated deficit	(37,252,552)	(39,359,910)

Total stockholders’ equity (deficit)	2,039,016	(5,704,103)

Total Liabilities and Stockholders’ Equity	$ 4,593,062	$ 16,813,579

The accompanying notes are an integral part of these consolidated financial statements.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,

	2000	1999	1998

Net sales	$ 9,300,530	$ 10,145,108	$ 5,349,285
Cost of goods sold	3,178,474	4,512,602	2,959,655

Gross profit	6,122,056	5,632,506	2,389,630

Operating expenses:
Research and development	2,005,052	1,602,131	1,692,059
Sales and marketing	1,374,386	1,537,717	1,287,903
General and administrative	776,684	703,900	665,420
Depreciation and amortization	62,099	155,466	902,064
Bad debt expense	14,292	233,196	136,139

Total operating expenses	4,232,513	4,232,410	4,683,585

Operating income (loss)	1,889,543	1,400,096	(2,293,955)
Other income (expense):
Interest income	27,698	13,675	23,808
Interest expense	(248,355)	(371,514)	(213,617)
Other income	481,600	1,065	—

Income (loss) from continuing operations	2,150,486	1,043,322	(2,483,764)

Discontinued operations, net of income taxes:
Loss from discontinued operations, net of income taxes	—	(6,690,903)	(6,064,032)
of $-0-
Estimated loss on disposal of memory module
manufacturing business	—	(3,319,147)	—

Loss from discontinued operations	—	(10,010,050)	(6,064,032)

Net income (loss)	$ 2,150,486	$(8,966,728)	$(8,547,796)

Income (loss) from continuing operations	$ 2,150,486	$ 1,043,322	$(2,483,764)
Preferred stock dividend and amortization of the
value of the beneficial conversion feature on
the preferred stock	(43,128)	(1,007,949)	(588,016)

Net income (loss) from continuing operations
applicable to common stockholders	2,107,358	35,373	(3,071,780)
Loss from discontinued operations	—	(10,010,050)	(6,064,032)

Net income (loss) applicable to common stockholders	$ 2,107,358	$(9,974,677)	$(9,135,812)

Basic income (loss) per common share:
Income (loss) from continuing operations
applicable to common stockholders	$ 0.11	$ —	$ (0.30)
Loss from discontinued operations	—	(0.87)	(0.59)

Net income (loss) applicable to common stock	$ 0.11	$ (0.87)	$ (0.89)

Diluted income (loss) per common share:
Income (loss) from continuing operations
applicable to common stockholders	$ 0.10	$ .01	$ (0.30)
Loss from discontinued operations	—	(0.66)	(0.59)

Net income (loss) applicable to common stockholders	$ 0.10	$ (0.65)	$ (0.89)

The accompanying notes are an integral part of these consolidated financial statements.
29

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Foreign Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 30, 1997	10,167,357	$28,599,524	$ —	$ —	$(20,249,421)	$ 8,350,103

Net loss	—	—	—	—	(8,547,796)	(8,547,796)

Exercise of stock warrants and options	137,500	130,250	—	—	—	130,250
Sale of stock	50,000	150,000	—	—	—	150,000
Stock issued for services	25,000	62,000	—	—	—	62,000
Stock options issued for services	—	123,000	—	—	—	123,000
Stock warrants issued in connection with issuance
of mandatorily redeemable
convertible preferred stock	—	—	283,803	—	—	283,803
Beneficial conversion feature associated
with mandatorily redeemable
convertible preferred stock	—	—	1,403,509	—	—	1,403,509
Amortization of beneficial
conversion feature	—	—	—	—	(538,016)	(538,016)
Stock dividend paid on mandatorily
redeemable convertible preferred stock	20,000	50,000	—	—	(50,000)	—
Foreign translation adjustment	—	—	—	(2,625)	—	(2,625)

Balance, September 30, 1998	10,399,857	29,114,774	1,687,312	(2,625)	(29,385,233)	1,414,228

Net loss	—	—	—	—	(8,966,728)	(8,966,728)
Exercise of stock warrants	907,500	558,750	—	—	—	558,750
Stock issued for services	15,000	30,000	—	—	—	30,000
Stock issued for interest on stockholder debt	50,379	133,333	—	—	—	133,333
Stock warrants issued for debt financing costs	—	75,000	—	—	—	75,000
Stock warrants issued for operating lease	—	56,284	—	—	—	56,284
Stock warrants issued in connection with
issuance of debt to stockholders	—	461,538	—	—	—	461,538
Conversion of mandatorily redeemable
convertible preferred stock to
common stock	767,599	1,424,485	—	—	—	1,424,485
Amortization of beneficial conversion feature	—	—	—	—	(865,493)	(865,493)
Stock dividend paid on mandatorily
redeemable convertible preferred stock	54,867	114,331	—	—	(142,456)	(28,125)
Foreign translation adjustment	—	—	—	2,625	—	2,625
Balance, September 30, 1999	12,195,202	31,968,495	1,687,312	—	(39,359,910)	(5,704,103)

Net income	—	—	—	—	2,150,486	2,150,486
Exercise of stock warrants	216,666	144,333	—	—	—	144,333
Stock issued for services	1,203,420	421,036	—	—	—	421,036
Stock issued for interest on stockholder debt	168,950	119,444	—	—	—	119,444
Stock warrants issued for debt financing costs	—	—	8,105	—	—	8,105
Stock options issued for services	—	—	16,302	—	—	16,302
Conversion of stockholder debt to
common stock	4,000,000	1,799,913	—	—	—	1,799,913
Stock issued in private placement	1,528,750	1,223,000	—	—	—	1,223,000
Conversion of mandatorily redeemable
convertible preferred stock to
common stock	4,672,541	1,846,017	—	—	—	1,846,017
Stock dividend paid on mandatorily
redeemable convertible preferred stock	111,829	57,611	—	—	(43,128)	14,483

Balance, September 30, 2000	24,097,358	$37,579,849	$1,711,719	$ —	$(37,252,552)	$ 2,039,016

The accompanying notes are an integral part of these consolidated financial statements.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2000	1999	1998

Net income (loss)	$ 2,150,486	$(8,966,728)	$(8,547,796)
Deduct: Net loss from discontinued operations	—	(10,010,050)	(6,064,032)

Cash flows from operating activities:
Income (loss) from continuing operations	2,150,486	1,043,322	(2,483,764)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	273,737	455,923	1,135,969
Amortization of warrant cost issued for debt	78,056	184,287	—
Loss on sale of fixed assets	5,233	—	—
Stock issued for preferred dividends payable	28,125	—	—
Stock issued for interest	119,444	133,333	—
Stock and stock options issued for services	437,338	30,000	185,000
Stock warrants issued for financing costs	8,105	—	—
(Increase) decrease in restricted cash	290,511	(136,240)	1,385,177
(Increase) decrease in accounts receivable, net	263,973	(757,968)	(362,254)
(Increase) decrease in inventory	(154,071)	383,484	(23,892)
(Increase) decrease in prepaid expenses and other	68,320	(81,182)	(25,808)
Increase (decrease) in accounts payable and accrued liabilities	(788,864)	(565,289)	149,433

Net cash provided by (used in) operating
activities of continuing operations	2,780,393	689,670	(40,139)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	4,000	—	—
Purchases of fixed assets	(170,876)	(192,156)	(759,752)
Other assets	(708)	12,834	64,550

Net cash used in investing activities of continuing operations	(167,584)	(179,322)	(695,202)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	—	2,000,000	—
Proceeds from issuance of common stock	1,223,000	—	150,000
Net proceeds from issuance of preferred stock and warrants	—	—	3,665,000
Draws (payments) on revolving credit note, net	(1,378,403)	1,034,906	(362,009)
Payments on capital lease obligations	(30,217)	(51,187)	(14,545)
Proceeds from exercise of stock options	—	—	128,250
Proceeds from exercise of stock warrants	144,333	558,750	2,000

Net cash provided by financing activities of continuing operations	(41,287)	3,542,469	3,568,696

Net cash from discontinued operations	(1,654,694)	(3,607,314)	(4,583,926)

Increase (decrease) in cash and cash equivalents	916,828	445,503	(1,750,571)
Cash and cash equivalents, beginning of year	684,949	239,446	1,990,017

Cash and cash equivalents, end of year	$ 1,601,777	$ 684,949	$ 239,446

Supplemental disclosure of cash flow information:
Interest paid	$ 248,355	$ 941,408	$ 610,334
Non-cash investing and financing activities:
Stock and stock options issued for services	437,338	30,000	185,000
Preferred stock dividend accrued	—	28,125	—
Preferred stock dividend paid in common stock	57,611	114,331	50,000
Amortization of beneficial conversion feature on preferred stock	—	865,493	538,016
Capital lease additions	—	1,094,039	1,000,631
Accrued fixed asset additions	—	—	3,114,855
Issuance of stock warrants in connection with issuance of debt to
stockholders	—	461,538	—
Conversion of preferred stock to common stock	1,846,017	1,424,485	—
The accompanying notes are an integral part of these consolidated financial statements.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999 and 1998

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of Tanisys Technology, Inc. (“Tanisys”) and its wholly owned subsidiaries, 1st Tech Corporation (“1st Tech”), DarkHorse Systems, Inc. (“DarkHorse”), Rosetta Marketing and Sales Inc., and Tanisys (Europe) Ltd., which is located in Scotland (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company designs, manufactures and markets production level automated test equipment for a wide variety of memory technologies.

     On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe) Ltd. The assets and liabilities and the loss from the sale of the memory module manufacturing business have been included in the accompanying consolidated financial statements as discontinued operations. (See Note 2 for discontinued operations)

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be classified as cash equivalents. Cash equivalents are carried at cost, which approximates market value. The Company places its cash investments in high credit quality instruments.

Inventory

     Inventory is stated at the lower of cost or market value. In the second quarter of fiscal 1999, the Company changed its method of accounting for inventories from a weighted-average cost basis to a standard cost method. The change did not have a significant effect on results of operations for 1999 or 1998. Prior to the change, the Company’s inventory costs would not have differed significantly under the two methods. Inventory costs include direct materials, direct labor and certain indirect manufacturing overhead expenses. (See Note 3)

Property and Equipment

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Goodwill

     Goodwill has been amortized against earnings over two years. For the year ended September 30, 1998, amortization expense of approximately $2,092,000 has been reflected in operating expenses in continuing and discontinued operations in the accompanying consolidated statements of operations. (See Note 2)

Mandatorily Redeemable Convertible Preferred Stock

     The mandatorily redeemable convertible preferred stock was issued during fiscal 1998. The preferred stock contained a beneficial conversion feature which has been charged to accumulated deficit and is reflected as an increase in preferred stock up to the earliest date the preferred stock can be converted to Common Stock. (See Note 9)

Foreign Currency

     The former Scotland subsidiary, Tanisys (Europe) Ltd., used the Pound Sterling as its functional currency. The Company’s Scotland assets and liabilities were translated into U.S. Dollars at the exchange rate at the balance sheet date. Income and expense items were translated at the average exchange rate prevailing during the period. The aggregate transaction gains and losses included in the determination of net loss are not material for any period presented. (See Note 2)

Revenue Recognition

     Revenue from sales is recognized when persuasive evidence of an arrangement exists, such as a purchase order, the related products are shipped, typically freight on board shipping point or at the time the services are rendered; the price is fixed and determinable, and collectibility is reasonably assured. The Company warrants products against defects, has a policy concerning the return of products and accrues the cost of warranting these products as the items are shipped.

Research and Development

     Research and development expenses relate primarily to the technological development and enhancement of the Company’s products. Research and development costs are charged to expense as incurred.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement became effective for the Company in fiscal 1999. Comprehensive income generally represents all changes in stockholders’ equity except those resulting from contributions by stockholders. There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between net loss and comprehensive loss available to common stockholders for the years ended September 30, 2000 and 1999.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the consolidated financial statements is also to be provided. SFAS No. 131 became effective for the Company in fiscal year 1999. The Company has adopted this statement, but due to the sale of the memory module manufacturing business, the Company does not have operating segments.

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). This SAB summarizes certain of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company’s revenue recognition policy is in compliance with SAB 101.

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

     Revenue of the discontinued operations was $0, $42,364,464, and $27,796,729 in fiscal 2000, 1999 and 1998, respectively.

     The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the consolidated financial statements as of September 30, 1999. As of September 30, 2000, the remaining future costs associated with the disposition of the discontinued operations was $1,003,981.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

2.   DISCONTINUED OPERATIONS (Continued)

     Assets and liabilities of the memory module manufacturing business consisted of the following:

	September 30,
	2000	1999
Cash	$ —	$ 220,103
Trade accounts receivable	—	5,013,731
Inventory (net)	—	1,952,251
Prepaid expenses	—	424,906

Net current assets	$ —	$ 7,610,991

Property and equipment (net)	$ —	$ 4,319,960
Other assets	—	626,275

Net noncurrent assets	$ —	$ 4,946,235

Accrued liabilities	$950,345	$ 5,375,894
Accounts payable	53,636	3,253,199
Revolving credit line	—	4,242,743
Capital leases, current	—	1,320,083

Net current liabilities	$1,003,981	$14,191,919

Net noncurrent liabilities	$ —	$ 1,023,982

     Net assets disposed of have been separately classified in the accompanying consolidated balance sheet at September 30, 1999.

     Included in the discontinued liabilities for fiscal year 1999 are leases for certain equipment. As of September 30, 2000, these leases were terminated and remaining balances have been reclassified as net current liabilities of discontinued operations. Future minimum lease payments under these leases at September 30, 1999 were as follows:

Capital Leases
2000	$ 1,492,070
2001	619,140
2002	539,599
2003	24,808

Total minimum lease payments	2,675,617
Amounts representing interest	(331,552)

Present value of minimum capital lease payments	2,344,065
Less: current portion	(1,320,083)

Long-term capital lease obligation	$ 1,023,982

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

2.  DISCONTINUED OPERATIONS (Continued)

     The Company had a letter of credit totaling $0 and $434,562 at September 30, 2000 and 1999, respectively, as collateral for an operating lease for manufacturing equipment. As of September 30, 1999, the Company had cash in an escrow account with a financial institution which was pledged against the letter of credit. This amount was included in net noncurrent assets of discontinued operations in the accompanying consolidated financial statements at September 30, 1999. The letter of credit was forfeited to the leasing company during fiscal 2000 as partial repayment of the lease obligation.

3.  INVENTORY

     Inventory consists of the following:

	September 30,
	2000	1999
Raw materials	$453,573	$297,252
Work-in-process	93,941	21,648
Finished goods	147,015	221,558

	$694,529	$540,458

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,
	2000	1999
Equipment	$ 1,059,188	$ 967,780
Furniture and fixtures	202,976	207,240
Leasehold improvements	87,249	69,359

	1,349,413	1,244,379
Less accumulated
depreciation and amortization	(954,945)	(747,988)

	$ 394,468	$ 496,391

Included in the amounts above is approximately $11,668 and $40,861 of property and equipment acquired under capital leases at September 30, 2000 and 1999, respectively. The accumulated amortization related to these assets totaled approximately $8,190 and $5,105 at September 30, 2000 and 1999, respectively.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

4.  PROPERTY AND EQUIPMENT (continued)

     Depreciation and amortization expense includes depreciation and amortization of property and equipment and amortization of goodwill. Depreciation and amortization expense as reflected in the accompanying consolidated statements of operations is as follows:

	Year Ended September 30,
	2000	1999	1998
Cost of goods sold	$ 211,638	$ 300,457	$ 233,905
Operating expenses	62,099	155,466	902,064

	$ 273,737	$ 455,923	$1,135,969

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,
	2000	1999
Unearned revenue	$ 39,167	$ —
Warranty	53,210	52,652
Salaries, wages, bonuses and commissions	331,855	35,280
Franchise, sales and property taxes	67,540	15,258
Dividends payable	—	28,125
Interest payable	3,103	51,111
Professional fees	91,550	20,510
Service fees	—	140,000
Engineering fees	—	150,000
Other liabilities	12,073	36,151

	$598,498	$529,087

6.  REVOLVING CREDIT NOTE

     The Company obtained an $8,500,000 revolving credit note effective July 24, 1997 with a financial institution. The revolving credit note contained an annual commitment fee of $85,000 and bore interest at prime rate plus 2%.

     The Company also issued to the lender stock purchase warrants to purchase 32,500 shares of Common Stock at a price of $10.78 per share, which was 5% over the market closing price on the date the note agreement was executed. These stock purchase warrants expire on July 24, 2002. (See Note 10)

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

6.  REVOLVING CREDIT NOTE (continued)

     The revolving credit note matured on December 9, 1999 in conjunction with the sale of the Company’s memory module manufacturing business.

     Borrowings were based upon 85% of eligible accounts receivable and eligible inventory amounts as defined in the borrowing agreement. The amount outstanding at September 30, 1999 was $6,221,146. In addition, the Company was required to maintain a lockbox account to be used for the collection of the Company’s trade accounts receivable. All collections were first applied to reduce the outstanding balance of the revolving credit note. The balance of this lockbox account is reflected as restricted cash in the amount of $290,511 in the accompanying consolidated balance sheet as of September 30, 1999. Included in the net current liabilities of discontinued operations for September 30, 1999 was $4,242,743 of the credit line. (See Note 2)

     On December 17, 1999, the Company entered into an agreement with Silicon Valley Bank under an Accounts Receivable Purchase Agreement to sell its receivables for a percentage of the face amount, not to exceed $2,000,000. The Company was required to repurchase a receivable if it became more than 90 days old or if the debtor filed for bankruptcy. This agreement was modified April 3, 2000, to provide more favorable financing costs. As part of the agreement, the Company issued stock purchase warrants to purchase 50,000 shares of Common Stock at a price of $3.40 per share, which was market value on the date of the agreement.

     The Company and Silicon Valley Bank entered into a new Revolving Line of Credit agreement on September 19, 2000, to replace the former Accounts Receivable Purchase Agreement. The Revolving Line of Credit facility provides for financing of up to a maximum of $2,000,000 secured by the assets of the Company, and has a maturity date of September 18, 2001. The Revolving Line of Credit bears an interest rate of prime plus 1.5%, decreasing to a per annum rate of prime plus 1.0% effective on the first day of the month following three consecutive months wherein the Company maintains at least a 1.50 to 1.00 Quick Ratio. The Revolving Line of Credit agreement also provides for a non-usage fee of 0.50% per annum. In addition, the Company has certain covenants it must meet throughout the term of the agreement. As of September 30, 2000, the amount owed on the revolving line of credit is $600,000.

7.  LONG-TERM DEBT

     In November 1998, the Company issued $2,000,000 in debt with attached stock warrants to certain stockholders of the Company. The debt was due in two years and carried an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of Common Stock or cash, at the option of the Company. One stock warrant was issued for every two dollars of debt, resulting in the issuance of 1,000,000 stock warrants. Each warrant is exercisable into one share of Common Stock beginning on December 1, 1998, at an exercise price of $0.50 per share and increased to $1.00 per share after August 1, 1999. The exercise price increased to $2.00 per share on October 1, 2000. The warrants expire on November 1, 2001. The noteholders were issued 75,000 and 800,000 shares of Common Stock upon the exercise of certain warrants for the fiscal years ended September 30, 2000 and 1999, respectively.

     The Company determined the fair value of the warrants to be approximately $461,538, and has reflected this value as a discount on the debt. The debt discount was being amortized as interest expense over the life of the related debt.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1999

7.  LONG-TERM DEBT (continued)

     In connection with the placement and issuance of this debt, the Company incurred costs of $21,350 and issued 50,000 stock warrants to the Company’s chairman of the board and 12,500 stock warrants to its legal counsel. Each warrant was exercisable into one share of Common Stock at $0.02 per share beginning on December 1, 1998, and the warrants expire on November 1, 2001. As of September 30, 1999, all of these warrants had been exercised for 62,500 shares of Common Stock. The Company valued the warrants at $1.20 per share, or $75,000. For years prior to conversion, the total debt issuance costs of $96,350 have been reflected in other noncurrent assets in the accompanying consolidated balance sheet and are being amortized on the straight line method over the life of the related debt.

     During the second fiscal quarter of the year ended September 30, 2000, all of the $2,000,000 in debt to certain stockholders was converted to 4,000,000 shares of Common Stock. Along with the notes payable to these stockholders, all related discounts and debt issuance costs have been charged to Common Stock on the Consolidated Balance Sheet for the fiscal year ended September 30, 2000.

8.  LEASE COMMITMENTS

     The Company leases certain equipment and office space under noncancellable leases with expiration dates ranging from 2001 through 2013.

     Future minimum lease payments under all leases from continuing operations at September 30, 2000 were as follows:

	Capital Leases	Operating Leases

2001	$ 12,164	$156,522
2002	155	155,249
2003	—	88,334

Total minimum lease payments	12,319	$400,105

Amounts representing interest	1,677

Present value of minimum capital lease payments	10,642
Less: current portion	(10,516)

Long-term capital lease obligation	$ 126

     Rent expense recorded under all operating leases was $197,600, $405,228 and $258,689, for the years ended September 30, 2000, 1999 and 1998, respectively. Interest rates on the capital leases range from 11.3% to 42.4%.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

9.  PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of $1 par value Preferred Stock. The Board of Directors may from time to time issue series of Preferred Stock with terms specified at their discretion.

     Pursuant to a Convertible Stock Purchase Agreement (the “Stock Purchase Agreement”), on June 30, 1998 the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share (“Series A Stock”), for $4,000,000.

     The Series A Stock was convertible into the Company’s no par value common stock (“Common Stock”) at the option of the holder. The conversion price was the lesser of the fixed conversion price of $4.62 per share or a variable conversion price. The Company has valued this beneficial conversion feature at $1,403,509 and has reflected this amount in additional paid-in capital and as a charge to the accumulated deficit as a dividend in the amount of $0, $865,493 and $538,016 for the years ended September 30, 2000, 1999 and 1998, respectively.

     Dividends were payable quarterly in either cash or shares of Common Stock. All dividends were paid in shares of Common Stock. For the years ended September 30, 2000, 1999 and 1998, the Company paid dividends of $57,611, $114,331 and $50,000 by issuing 111,829, 54,867 and 20,000 shares of Common Stock, respectively, based on the market value.

     Attached to the Series A Stock were warrants to purchase 100,000 shares of Common Stock. During the year ended September 30, 2000, a portion of these warrants were exercised for 66,667 shares of Common Stock. The remaining warrants are currently exercisable at $6.00 per share and expire on June 30, 2002. The Company has valued the warrants at $283,803 and has reflected this amount in additional paid-in capital during the year ended September 30, 1998.

     During the year ended September 30, 1999, the preferred stockholders converted 175 shares of Series A Stock for 767,599 shares of Common Stock.

     During the fiscal year ended September 30, 2000, the Company converted all of the remaining 225 shares of Series A Stock for 4,672,541 shares of Common Stock.

     At September 30, 2000 and 1999, the carrying value of the Series A Stock consisted of the following:

	2000	1999

Balance, October 1	$ 1,831,483	$ 2,390,475
Amortization of beneficial conversion feature	—	865,493
Conversion of perferred stock for Common Stock	(1,831,483)	(1,424,485)

Balance, September 30	$ —	$ 1,831,483

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

10.  STOCKHOLDERS’ EQUITY

Common Stock Reverse Split

     At the Company’s Annual Meeting of Stockholders on May 23, 2000, the Company’s stockholders approved a one-for-two reverse stock split of the Company’s Common Stock (the “Reverse Split”) effective May 25, 2000. The Reverse Split had no effect on the number of authorized shares of Common Stock, preferred stock or Series A Preferred Stock. Any stockholder otherwise entitled to any fractional share interest due to the Reverse Split received in lieu thereof, one additional share of Common Stock for the fractional share such stockholder would have been entitled to as a result of the Reverse Split.

     The number of shares and per share amounts of the Company’s Common Stock, warrants and stock options set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

Private Placement

     In March 2000, the Company issued 1,528,750 shares of its Common Stock for consideration of $1,223,000. The shares of Common Stock issued in the private placement are restricted securities. The transaction was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended. Proceeds of the private placement are being used for working capital.

Warrants

     During the years ended September 30, 2000, 1999 and 1998, the Company issued warrants to various individuals or companies for services in connection with debt. Each stock warrant entitles the holder to purchase one share of Common Stock at a particular price, vesting period and expiration date specified within each individual warrant agreement. The shares issued upon exercise of these stock warrants are subject to resale restrictions. The following summarizes the warrants issued by the Company:

	For the Year Ended September 30,
	2000		1999		1998
	Shares	Stock Warrant Exercise Price	Shares	Stock Warrant Exercise Price	Shares	Stock Warrant Exercise Price
Outstanding beginning of year	380,001	$0.50 to $10.75	145,000	$6.00 to $10.75	145,000	$.02 to $10.75
Granted	205,000	$ .48 to $3.40	1,100,000	$.02 to $.50	100,000	$6.00
Exercised	(216,666)	$ .48 to $6.00	(862,500)	$.02 to $.50	(100,000)	$.02
Expired	—	—	(2,499)	$6.82	—	—

Outstanding end of year	368,335	$.72 to $10.75	380,001	$.50 to $10.75	145,000	$6.00 to $10.75
Exercisable end of year	368,335	$.72 to $10.75	376,666	$.02 to $10.75	138,333	$.02 to $10.75

Stock Options

The Company has two stock option plans. All options granted under the plans are exercisable for Common Stock as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”
41

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

10.  STOCKHOLDERS’ EQUITY (continued)

     The 1993 Stock Option Plan permits grants to the Company’s directors, key employees and consultants. The 1997 Non-Employee Director Plan permits grants to the Company’s non-employee directors. The stock options granted under each of these plans are granted at fair market value on the date of grant, vest ratably over a predefined period and expire no more than ten years from the date of grant. At September 30, 2000, the Company had reserved a total of 7,000,000 shares of Common Stock for the plans.

     The following table summarizes information about stock options outstanding at September 30, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price
$0.48 - $0.99	3,379,050	6.50	$0.51	50,000	$0.52
$1.00 - $2.25	355,250	6.02	1.14	82,875	1.14
$2.26 - $3.99	212,000	3.00	3.45	169,125	3.44
$4.00 and over	883,450	4.23	4.00	324,225	4.00

	4,829,750			626,225

A summary of the activity of the Company’s stock option plans is presented below:

	September 30,
	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,618,309	$3.22	2,198,459	$3.82	1,193,659	$6.48
Granted	3,460,525	0.53	705,350	1.68	1,239,200	3.90
Cancelled or expired	(1,249,084)	3.02	(240,500)	4.00	(196,900)	7.44
Exercised	—	—	(45,000)	3.50	(37,500)	3.42

Outstanding, end of year	4,829,750	1.32	2,618,309	3.22	2,198,459	3.82

Options exercisable, end of year	627,225	$3.19	921,392	$3.70	613,246	3.82
Weighted average fair value of
options granted during
the year		$0.08		$0.92		$3.08

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998:

	For the Year Ended September 30,
	2000	1999	1998
Dividend yield	—	—	—
Expected volatility	52.3%	50.3%	82.0%
Risk-free interest rate	5.8%	4.5%	5.6%
Expected life (years)	7	7	5

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

10.  STOCKHOLDERS’ EQUITY (continued)

     The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the stock option plans since the exercise price of the options equals the fair market value of the Common Stock on the date of grant.

     Had compensation cost for all stock option grants been determined based on fair market value at the grant dates consistent with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

		For the Year Ended September 30,
		2000	1999	1998
Net income (loss)	As reported	$2,150,486	$(8,966,728)	$(8,547,796)
	Pro forma	1,883,663	(9,622,699)	(9,808,987)
Net loss applicable
to Common Stock	As reported	2,107,358	(9,974,677)	(9,135,812)
	Pro forma	1,840,535	(10,630,648)	(10,397,003)
Net loss applicable
to Common Stock
per share	As reported	0.11	(0.87)	(0.89)
	Pro forma	0.09	(0.92)	(1.00)

11.  INCOME TAXES

     For the years ended September 30, 2000, 1999 and 1998, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $1,351,000, $2,570,000 and $5,252,000 and for non-U.S. income tax purposes of approximately $426,453, $817,000 and $369,000, respectively. The loss carry-forwards of approximately $22,548,000 at September 30, 2000 begin to expire in 2011. At September 30, 2000 and 1999, the Company had temporary differences resulting in future taxable (income) and deductions of approximately $1,430,000 and $4,792,000, respectively, principally representing differences in accounting and tax basis in accrued liabilities, reserves, depreciation and anticipated loss from discontinued operations. Deferred income tax assets from the loss carry-forwards and asset basis differences aggregate approximately $8,343,000 and $7,843,000 at September 30, 2000, and 1999, respectively.

     For financial reporting purposes, valuation allowances of $8,343,000 and $7,843,000 at September 30, 2000 and 1999, respectively, have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

     The availability of the net operating loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”), in the event of an ownership change as defined in Section 382 of the Code. The Company may lose the benefit of such net operating loss carry-forwards due to Internal Revenue Service (“IRS”) Code Section 382 limitations. This section states that after reorganization or other change in corporate ownership, the use of certain carry-forwards may be limited or prohibited. The Company believes that the IRS Code Section 382 limitation did not

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

11.  INCOME TAXES (continued)

exist as of September 30, 2000, and if triggered, the consequence is expected to have no material impact on the Company’s consolidated financial position or results of operations.

12.  EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the year ended September 30, 2000, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the conversion of Series A Stock and the impact of assumed conversions. For the years ended September 30, 1999 and 1998, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been antidilutive. The following table provides a reconciliation between basic and diluted shares outstanding:

	2000	1999	1998
Weighted average number of	19,585,778	11,522,077	10,304,891
common shares used in basic
earnings per share

Effect of dilutive securities
Stock Options	626,225	921,392	—
Warrants	368,334	376,666	—
Preferred Stock	—	2,345,786	—

Weighted average number of
common shares and dilutive
potential common stock used
in diluted earnings per share	20,580,337	15,165,921	10,304,891

The following data shows the amount used in computing diluted earnings per share and the effect on income:

	2000	1999
Diluted earnings per share:
Income from continuing operations applicable
to common stockholders	$2,107,358	$ 35,373
Income impact of assumed conversions:
Preferred stock dividends	43,128	142,456

Income from continuing operations after assumed
conversions of diluted securities	2,150,486	177,829
Loss from discontinued operations	—	(10,010,050)

Net income (loss) applicable to common stockholders
after assumed conversion of dilutive securities	$2,150,486	$(9,832,221)

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended September 30, 2000, 1999 and 1998

13.  RELATED PARTY TRANSACTIONS

     In accordance with the terms of two separation agreements with senior officers of the Company, the exercise periods of previously granted stock options for the purchase of a total of 660,000 shares of Common Stock were extended, resulting in a charge of $123,000 in fiscal 1998 in the accompanying consolidated statements of operations.

     General and administrative expense includes consulting fees and expenses in the amount of $72,736, $103,693 and $52,415 paid with Common Stock, stock options, warrants or cash to the Company’s chairman for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

     General and administrative expense includes professional fees in the amount of $53,711, $45,000 and $62,000 paid to the Company’s outside legal counsel, who also serves as corporate secretary of the Company, for legal services provided for the years ended September 30, 2000, 1999 and 1998, respectively. All of these fees were paid with Common Stock, stock options or warrants.

     In December 1999, the Company borrowed $200,000 from an officer of the Company for a short-term working capital bridge loan while the Company was finalizing its banking relationship with Silicon Valley Bank. The loan was repaid in full in January 2000, including interest of $540.

     On January 12, 2000, the Company issued 575,000 shares of Common Stock to its chairman, president, secretary and legal consultants in connection with the sale of the memory module manufacturing business. The Common Stock was valued at $223,300 based on the market value at the date of issue and has been included in the estimated loss on disposal of the memory module manufacturing business in the accompanying consolidated financial statements for the fiscal year ended September 30, 1999.

     The Company issued 250,000 shares of Common Stock on March 8, 2000, to its chairman, president, and secretary in connection with a private placement of Common Stock. The Common Stock was valued at $200,000 based on the market value at the date of issue.

14.  SIGNIFICANT CUSTOMERS

     The following matrix provides a summary of the Company’s customers with more than 10% of total net sales during the years ended September 30, 2000, 1999 and 1998, and customers from which the Company had accounts receivable that exceeded 10% of total accounts receivable at September 30, 2000, 1999 and 1998. Amounts less than 10% are reflected as a dash.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Years ended September 30, 2000, 1999 and 1998

14.  SIGNIFICANT CUSTOMERS (continued)

Customers	A	B	C	D	E	F	G

Year Ended September 30, 2000
Net Sales	18.7%	—	—	23.9%	—	—	—
Accounts Receivable	—	—	18.0%	18.7%	12.5%	10.5%	23.2%
Year Ended September 30, 1999
Net Sales	43.8%	13.8%	12.2%	—	—	—	—
Accounts Receivable	36.3%	—	46.8%	—	—	—	—
Year Ended September 30, 1998
Net Sales	11.3%	—	—	—	—	—	—
Accounts Receivable	25.7%	—	—	—	—	—	—

15.  EMPLOYEE BENEFITS

     The Company sponsors The Tanisys Technology, Inc. 401(k) Plan (the “Plan”), which qualifies under Section 401(k) of the IRS Code for eligible employees. Eligible employees may defer a portion of their annual compensation under the Plan subject to maximum limitations. Generally, all employees of the Company who are 18 years of age are eligible for participation in the 401(k) Plan on the first day of the month following their dates of hire.

     Under provisions of the Plan, the Company may elect to make discretionary matching contributions to the Plan for the benefit of the participants. No such discretionary contributions were made in fiscal 2000, 1999 or 1998.

16.  SUBSEQUENT EVENTS

     On December 6, 2000, the Company filed a Form S-8 with the Securities and Exchange Commission requesting that 7,000,000 shares of Common Stock be registered and set aside for the Company’s stock option plans.

17.  CONTINGENCIES

     The Company is a defendant in a lawsuit filed by one of its customers related to the discontinued memory module manufacturing business for alleged breach of contract. The suit asks for actual damages, including all related expenses, in the amount of $77,838. The Company believes the suit is without merit and is vigorously defending its position.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000, 1999 and 1998

17.  CONTINGENCIES (continued)

     In December 1999, the Company sold assets and liabilities related to its memory module manufacturing business and exited the memory module manufacturing business. Included in the sale was all of the capital stock of Tanisys (Europe) Ltd., which was then a wholly owned subsidiary of the Company. Tanisys (Europe) Ltd. had executed a 15-year lease in April 1998 covering industrial premises situated in High Blantyre, Scotland. The Company guaranteed the lease payments in connection with the execution of the lease. The initial annual rental payment was approximately $200,000, plus increases based on reviews in 2003 and 2008. In March or April 2000, Tanisys (Europe) Ltd. vacated the premises, and accordingly, the landlord is looking to the Company to reimburse it in respect of its losses as a result of the Company’s guaranty. In addition to the guaranty of the rental payments, the Company may be liable for interest, legal fees and other expenses in connection with the default of Tanisys (Europe) Ltd. The Company is in the process of negotiating a discharge of its obligations with the landlord; however, there is no assurance that the Company will be successful in negotiating a favorable discharge of these obligations, in which case the resulting liability could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company retained certain assets related to its discontinued memory module manufacturing business that was sold in December 1999. Included in these assets was equipment that was subject to a lease agreement from a certain leasing company. This equipment was sold in May 2000 with all the proceeds from the sale being used to reduce the lease obligation. The Company is currently in negotiations to settle the remaining balance of the lease obligation; however, there is no assurance that the Company will reach a favorable settlement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The Company’s directors, executive officers and key employees and their respective ages and positions as of December 11, 2000 are as follows:

Name	Age	Position(s)

Charles T. Comiso	63	President, Chief Executive Officer and Director
John R. Bennett	40	Vice President of Sales and Marketing
Richard R. Giandana	58	Vice President of Human Resources and Administration
Terry W. Reynolds	44	Vice President of Finance
Joseph C. Klein	44	Vice President of Operations and Engineering
Parris H. Holmes, Jr	57	Chairman of the Board (1)(2)(3)
Gordon H. Matthews	64	Director
Theodore W. Van Duyn	51	Director (1)(2)(3)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Stock Option Committee.

     The following are biographies of the Company’s executive officers and directors including all positions currently held with the Company and positions held during the last five years.

     Charles T. Comiso joined the Company as President, Chief Executive Officer and Director in October 1997. Prior to joining the Company, Mr. Comiso served as a Senior Officer of Wyse Technology, Inc. from 1984 to September 1997. From 1995 to September 1997, Mr. Comiso served as Senior Vice President of the parent company and from 1990 to 1995 as President and Chief Executive Officer of Link Technologies, Inc., a wholly owned subsidiary of Wyse Technology, Inc. Mr. Comiso is an electrical engineer with more than 35 years of technology industry experience and also has held positions with Hewlett Packard Company, Texas Instruments, IT&TLabs and Bendix Corporation.

     John R. Bennett, Vice President of Sales and Marketing, joined the Company in November 1996 with many years of sales and marketing experience in the electronics, computer and peripherals businesses. Prior to being appointed Vice President in October 1997, Mr. Bennett served as Director of Sales at Tanisys, with prior responsibilities for the sales management of Tanisys’DarkHorse line of memory test equipment. Other positions held by Mr. Bennett include Senior Consultant, IBM, from October 1995 to November 1996, Vice President, Marketing, CACTUS Inc., from August 1994 to October 1995, and National Marketing Manager and National Sales Manager, CalComp (Division of Lockheed), from July 1988 to August 1994.

     Richard R. Giandana, Vice President of Human Resources and Administration, joined the Company in May 1998 with many years’experience in domestic and international human resources and education management, including experience in Europe, Australia and Latin America. He has worked in high-tech manufacturing with IBM, Xerox and Tandem Computers. Mr. Giandana was formerly a member of the faculties at the Rochester (NY) Institute of Technology and Cabrillo (CA) College. He was also President of the Center for Training and Communication in Scotts Valley, CA and has provided consulting services and training to high-tech firms in California and Texas, including his Selling Ideas to Decision Makers seminar.

     Joseph C. Klein, Ph.D., Vice President of Operations and Engineering, joined the Company in November 1997. Dr. Klein has over 15 years of experience in the electronics and computer industry. Prior to joining the Company, Dr. Klein was Vice President of Engineering/Research and Development for PNY Technologies, Inc. from November 1994 to November 1997 and was World Wide Manager of Semiconductor Memory Product for IBM from November 1984 to November 1994.

     Terry W. Reynolds, CPA, joined the Company as Vice President of Finance in January 2000. Prior to joining the Company, Mr. Reynolds served from October 1998 to December 1999 as Chief Financial Officer of Doyle Wilson Homebuilder. From September 1996 to October 1998, he was the Chief Financial Officer for Windsport, and prior to that he worked for the public accounting firms of Charles Douthitt & Co. and Arthur Andersen LLP. He has over 20 years’experience in financial management and has also held positions with Chrysler Technologies Corporation and First Financial Corporation.

     Parris H. Holmes, Jr. has served as Chairman of the Board since October 1997 and as Director of the Company since August 1993. Mr. Holmes has been Chairman and Chief Executive officer of Billing Concepts Corp., formerly a third-party billing clearinghouse and information management services business, since May 1996. Mr. Holmes served as Chairman of the Board of USLD Communications Corp. from September 1986 until August 1996 and continued as Chairman of the Board of USLD Communications Corp. until June 1997.

     Gordon H. Matthews has served as a Director of the Company since 1994. Mr. Matthews is a named inventor in over 40 U.S. and foreign patents, and is the acknowledged inventor of voice mail. Mr. Matthews serves on the boards of two publicly traded companies, Tanisys Technology, Inc. and Vtel Corporation. He is also on the board of two private companies, PresmiseNet, Inc. and VIEO, Inc. He was recognized as the Inventor of the Year by the Texas Bar Association and was nominated for induction into the National Inventor’s Hall of Fame. Mr. Matthews owns and operates a strategic consulting service that teaches companies the methodology of creating meaningful patent portfolios.

     Theodore W. Van Duyn has served as a Director since March 1994. Mr. Van Duyn was Chief Technology Officer of BMC Software, Inc. from February 1993 to August 2000. Mr. Van Duyn joined BMC Software, Inc. in 1985 as Director of Research and served as Senior Vice President, Research and Development, from 1986 until assuming the position of Chief Technology Officer in 1993. He retired from BMC Software, Inc. in August 2000.

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

Audit Committee

     The Audit Committee acts on behalf of the Board of Directors with respect to the Company’s financial statements, record-keeping, auditing practices and matters relating to the Company’s independent public accountants, including recommending to the Board of Directors the firm to be engaged as independent public accountants for the next fiscal year; reviewing with the Company’s independent public accountants the scope and results of the audit and any related management letter; consulting with the independent public accountants and management with regard to the Company’s accounting methods and the adequacy of its internal accounting controls; approving professional services by the independent public accountants; and reviewing the independence of the independent public accountants. The Audit Committee is comprised of Directors Holmes and Van Duyn.

Directors’Compensation

     Directors are not paid a fee for attending Board of Director or committee meetings, but are reimbursed for their travel expenses to and from the meetings.

     Outside directors were granted stock options under the Company’s 1993 stock option plan at the time of their election or appointment to the board of directors from April 1994 until January 1997, when the board of directors approved the Company’s 1997 Non-Employee Director Plan. See “Item 11, Executive Compensation--Benefit Plans--1997 Non-Employee Director Plan.”

ITEM 11.	EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth information concerning compensation of the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose base salary and bonus exceeded $100,000 for fiscal year 2000.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Securities Under Options/ SARs Granted (#)	All Other Compensation ($)
Charles T. Comiso	2000	$180,000		$50,000	1,200,000	$1,699	(1)
President, Chief Executive	1999	180,000		0	100,000	32,154	(1)
Officer and Director	1998	172,500	(2)	0	500,000	—

John R. Bennett	2000	163,083		0	220,000	—
Vice President of Sales	1999	184,147		0	12,500	—
and Marketing	1998	155,050		0	52,500	—

Joseph C. Klein	2000	125,000		30,000	240,000	—
Vice President of	1999	120,000		0	30,000	—
Operations and Engineering	1998	104,538	(4)	0	65,000	—

Richard R. Giandana	2000	97,490		30,000	181,000	—
Vice President of	1999	N/A (5)		N/A	N/A	N/A
Human Resources and Administration	1998	N/A (5)		N/A	N/A	N/A

Terry W. Reynolds	2000	70,839		40,540	200,000	—
Vice President of Finance	1999	N/A		N/A	N/A	N/A
	1998	N/A		N/A	N/A	N/A

(1) The amount shown was reimbursement for costs associated with Mr. Comiso’s relocation from Los Altos Hills, CA to Austin, TX.

(2) The amount shown reflects Mr. Comiso’s compensation from October 21, 1997, the beginning date of his employment with the Company, through the end of fiscal 1998.

(3) The amount shown includes 25,000 stock options issued in previous years that were re-priced on September 24, 1998 to $3.50 per share.

(4) The amount shown reflects Dr. Klein’s compensation from November 10, 1997, the beginning date of his employment with the Company, through the end of fiscal 1998.

(5) Mr. Giandana’s annual compensation did not exceed $100,000 in either 1999 or 1998.

(6) The amount shown reflects the salary of Mr. Reynolds from January 16, 2000, the beginning date of his employment with the Company, through the end of fiscal 2000.

Stock Option Grants

The following table provides information related to stock options granted to the named executive officers during fiscal 2000:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees In Fiscal 2000	Exercise or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Charles T. Comiso	475,000		$ .48	12/28/06	92,819	216,307
	175,000		$ .48	12/28/06	34,196	79,692
	250,000		$ .50	01/04/07	50,888	118,590
	300,000		$ .52	06/05/07	63,508	148,000

	1,200,000	40.2%			241,411	562,589

John R. Bennett	50,000		$ .48	12/28/06	9,770	22,769
	137,500		$ .52	06/05/07	29,108	67,833
	32,500		$ .52	06/05/07	6,880	16,033

	220,000	7.4%			45,758	106,635

Richard R. Giandana	22,500		$ .48	12/28/06	4,397	10,246
	137,250		$ .52	06/05/07	29,055	67,710
	21,250		$ .52	06/05/07	4,498	10,483

	181,000	6.1%			37,950	88,439

Joseph C. Klein	62,500		$ .48	12/28/06	12,213	28,462
	25,000		$ .51	01/04/07	5,191	12,096
	80,000		$ .52	06/05/07	16,935	39,467
	47,500		$ .52	06/05/07	10,055	23,433
	25,000		$ .52	06/05/07	5,292	12,333

	240,000	8.0%			49,687	115,791

Terry W. Reynolds	70,000		$ .48	12/28/06	13,679	31,877
	130,000		$ .52	06/05/07	27,520	64,133

	200,000	6.7%			41,199	96,010

(1)	For each named executive officer, the option listed represents a grant under the Company’s 1993 Stock Option Plan. See “Executive Compensation — Employee Benefit Plans — 1993 Stock Option Plan.” The options granted in fiscal 2000 are exercisable one-fourth on each of the four anniversaries following the date of grant.

(2)	Calculation based on stock option exercise price over period of option assuming annual compounding. The columns present estimates of potential values based on certain mathematical assumptions. The actual value, if any, that an executive officer may realize is dependent upon the market price on the date of option exercise.

Aggregated Stock Option Exercises in Fiscal 2000 and Fiscal Year End Option Values

     The following table provides information related to stock options exercised by the named executive officers during the fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

	Individual Grants
	Shares Acquired Upon Option		Number of Securities Underlying Unexercised Options at FY End(#)		Value(1) of Unexercised In-the-Money Options at FY End($)
Name	Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles T. Comiso	0	N/A	150,000	1,650,000	$15,750	$1,554,250
John R. Bennett	0	N/A	38,125	246,875	1,969	278,506
Joseph C. Klein	0	N/A	40,000	295,000	4,725	312,125
Richard Giandana	0	N/A	16,875	206,625	2,756	231,799
Terry W. Reynolds	0	N/A	0	200,000	0	248,800

(1)	Market value of the underlying securities at September 30, 2000 ($1.75), minus the exercise price.

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

     The Committee believes that the value of the Company to its stockholders is necessarily dependent upon the Company’s ability to attract and retain qualified and competent employees. The 1993 Option Plan was expressly established to provide an additional incentive to such individuals to continue in the service of the Company. In September of 1998, the Committee believed that the value of certain options previously granted to key employees under the 1993 Option Plan had eroded to such an extent that the intended incentive to such employees had failed, and that as a result, it was in the best interests of the Company and its stockholders to reprice such options. The Committee believes that by repricing the options previously granted under the 1993 Stock Option Plan, the Company restored the incentive for such employees. The options granted in replacemnet of previously granted options were made with an exercise price equal to the fair market price of the underlying Common Stock on the date of the repricing. The number of shares subject to exercise and the vesting periods remain unchanged.

Ten-Year Option Repricings

The following table provides information related to each option repricing held by any executive officer of the Company during the last ten completed fiscal years.

Name and Principal Position	Date	Number of Securities Underlying Options Repriced or Amended (#)	Market Price of Stock at Time of Repricing Amendments ($)	Exercise Price at Time of Repricing Amendments ($)	New Exercise Price (2) ($)	Length of Original Option Term Remaining at Date of Repricing Amendment
John R. Bennett	10/10/96	10,000	$3.50	$8.18	$3.50	25 Months
VP — Sales	5/15/97	15,000	$3.50	$6.82	$3.50	32 Months

Richard R. Giandana	3/22/98	20,000	$3.50	$5.38	$3.50	42 Months
VP — Human Resouces

Employee Benefit Plans

401(k) Retirement Plan

     On May 21, 1996, the effective date of the Company’s acquisition of 1st Tech, the Company adopted the 1st Tech 401(k) Plan (the “401(k) Plan”). Participation in the 401(k) Plan is offered to eligible employees of the Company (collectively, the “Participants”). Generally, all employees of the Company who are 18 years of age are eligible for participation in the 401(k) Plan on the first day of the month following their dates of hire.

     The 401(k) Plan is a form of defined contribution plan that provides that Participants generally may make voluntary salary deferral contributions, on a pre-tax basis, of between 1% and 15% of their base compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments (“Voluntary Contributions”). Since its adoption of the 401(k) Plan, the Company has not made any matching contributions, but may elect in the future to make matching contributions of up to 100% of the first 6% of a Participant’s compensation contributed as salary deferral. Morgan Stanley Dean Witter is the trustee of the Company’s 401(k) Plan.

Stock Option Plans

     1993 Stock Option Plan. The Company’s 1993 Stock Option Plan (as thereafter amended, the “1993 Option Plan”) is administered by a committee (the “Stock Option Committee”) of two members of the Board of Directors. The Stock Option Committee currently consists of two non-employee members of the Board of Directors, Parris H. Holmes, Jr. and Theodore W. Van Duyn.

     The 1993 Option Plan grants broad authority to the Stock Option Committee to grant options to key employees and consultants selected by the Stock Option Committee; to determine the number of shares subject to options; the exercise or purchase price per share, subject to Securities and Exchange Commission requirements; the appropriate periods and methods of exercise and requirements regarding the vesting of options; whether each option granted shall be an incentive stock option (“ISO”) or a non-qualified stock option (“NQSO”) and whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any. In making such determinations, the Stock Option Committee may take into account the nature and period of service of eligible participants, their level of compensation, their past, present and potential contributions to the Company and such other factors as the Stock Option Committee in its discretion deems relevant. The purposes of the 1993 Option Plan are to advance the best interests of the Company by providing its employees and consultants who have substantial responsibility for the Company’s management, success and growth, with additional incentive and to increase their proprietary interest in the success of the Company, thereby encouraging them to remain in the Company employ or service.

     The 1993 Option Plan further directs the Stock Option Committee to set forth provisions in option agreements regarding the exercise and expiration of options according to stated criteria. The Stock Option Committee oversees the methods of exercise of options, with attention being given to compliance with appropriate securities laws and regulations.

     The options have certain anti-dilution provisions and are not assignable or transferable, other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order. During the lifetime of an optionee, the options granted under the 1993 Option Plan are exercisable only by the optionee or his or her guardian or legal representative. The Company or its subsidiaries may not make or guarantee loans to individuals to finance the exercise of options under the 1993 Option Plan. The duration of options granted under the 1993 Option Plan cannot exceed ten years (five years with respect to a holder of 10% or more of the Company’s shares in the case of an ISO).

     The 1993 Option Plan provides for the grant of ISOs, under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and stock options that do not qualify under Section 422 of the Code (“NQSOs”). The option price for ISOs may not be less than 100% of the fair market value of the Common Stock on the date of grant, or 110% of fair market value with respect to any ISO issued to a holder of 10% or more of the Company’s shares. The exercise price of NQSOs also is limited to the fair market value of the Common Stock on the date of grant. Common Stock issued under the 1993 Option Plan may be newly issued or treasury shares. The 1993 Option Plan does not permit the use of already owned Common Stock as payment for the exercise price of options. If any option granted under the 1993 Option Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares. Fair market value is defined as the closing price of the Common Stock as reported for that day on the Nasdaq OTC Bulletin Board.

     On March 31, 1994, the stockholders of the Company approved the 1993 Option Plan, which was adopted by the Board of Directors on October 25, 1993. Under the terms of the 1993 Option Plan, 5,000,000 shares of Common Stock have been reserved for the granting of options. At September 30, 2000, options to purchase 4,101,625 shares had been granted under the 1993 Option Plan, leaving 898,375 shares available for future grants under the 1993 Option Plan.

     The 1993 Option Plan terminates on October 24, 2003. The Stock Option Committee is authorized to amend or terminate the 1993 Option Plan at any time, except that it is not authorized without stockholder approval (except with regard to adjustments resulting from changes in capitalization) to (i) increase the aggregate number of shares which may be issued under options pursuant to the provisions of the 1993 Option Plan; (ii) reduce the option price at which an ISO may be granted to an amount less than the fair market value per share at the time such option is granted; (iii) change the class of employees eligible to receive options; (iv) materially modify the requirements as to affiliate eligibility for participation in the 1993 Option Plan; (v) materially increase the benefits accruing to participants under the 1993 Option Plan; or (vi) effect an amendment that would cause ISOs issued pursuant to the 1993 Option Plan to fail to meet the requirements of “incentive stock options” as defined in Section 422 of the Code, provided, however, that the Stock Option Committee shall have the power to make such changes in the 1993 Option Plan and in the regulations and administrative provisions thereunder or in any outstanding option as in the opinion of counsel for the Company may be necessary or appropriate from time to time to enable any ISOs granted pursuant to the Plan to continue to qualify as “incentive stock options” under the Code and the regulations which may be issued thereunder as in existence from time to time.

     1997 Non-Employee Director Plan. The Company’s 1997 Non-Employee Director Plan (the “Director Plan”) is administered by the Board of Directors. The Director Plan authorizes the granting of nonqualified options to eligible persons.

     The Director Plan was adopted by the Company’s Board of Directors on January 15, 1997. Prior to this date, non-employee directors were granted options under the 1993 Option Plan. The purpose of the plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent directors, upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons.

     The Director Plan authorizes the granting to non-employee directors (totaling three eligible individuals at December 11, 2000) of nonqualified options (“Director Options”) exercisable for the purchase of 25,000 shares of Common Stock on the date they are elected or appointed to the Board of Directors, whether at the annual meeting of stockholders or otherwise, at an exercise price equal to the fair market value of the Common Stock on the date such non-employee director is elected or appointed, vesting one third on each of the first three anniversaries of the date of grant. In addition, upon their re-election, each non-employee director receives, on the first business day after the date of each annual meeting of stockholders of the Company, commencing with the annual meeting of stockholders immediately following the full vesting of any previously granted Director Option, a Director Option to purchase an additional 25,000 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock on the date of grant.

     The Director Plan also provides for the granting of discretionary options (“Discretionary Options”) from time to time by the Board of Directors to any non-employee director of the Company. The Discretionary Options will vest according to the vesting schedule determined by the Board of Directors and expire no more than seven years from the date of grant. At least six months must elapse from the date of the acquisition of the Discretionary Option to the date of disposition of the Discretionary Option (other than upon exercise or conversion) or its underlying Common Stock.

     Common Stock issued under the Director Plan may be newly issued or treasury shares. Already owned Common Stock may be used as payment for the exercise price of options if approved by the Board of Directors at the time of exercise. If any option granted under the Director Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares.

     Under the terms of the Director Plan, 2,000,000 shares of Common Stock (subject to certain adjustments) have been reserved for issuance upon exercise of Director Options and Discretionary Options. At September 30, 2000, a total of 728,125 options had been granted under the Director Plan. Options, once granted and to the extent vested and exercisable, will remain exercisable throughout their term, except that the unexercised portion of a Director Option will terminate 30 days after the date an optionee ceases to be a director for any reason other than death, in which case the Director Option will terminate one year after the optionee’s death or six months after the optionee’s death if the death occurs during the 30-day period referenced above.

     The Director Plan terminates on January 15, 2007, and any Director Option or Discretionary Option outstanding on such date will remain outstanding until it has either expired or been exercised.

Employment Agreements

     The Company entered into an employment agreement with Charles T. Comiso effective October 21, 1997. The employment term covers one year and continues thereafter unless terminated by either party with 120 days’ notice. Mr. Comiso’s salary was $180,000 per annum until such time as the Company reported positive cash flow from operations for all three months of a fiscal quarter, then his salary increased to $240,000 per annum. This provision for positive cash flow was satisfied for the quarter ended December 31, 1999, resulting in Mr. Comiso’s salary increase effective January 1, 2000. Under the terms of the employment agreement, the Company granted Mr. Comiso a seven-year option under the 1993 Option Plan to purchase 500,000 shares of its common stock at an exercise price of $4.00. The option vests as to 50,000 and 75,000 shares on the first and second anniversaries of his employment agreement, respectively, and 125,000 shares on each of the third, fourth and fifth anniversaries of his employment agreement. The agreement also provides that at such time as the Company reports positive cash flow from operations for all three months of a fiscal quarter, the Company will grant to Mr. Comiso a seven-year option to purchase 250,000 shares of its Common Stock under the 1993 Option Plan at an exercise price equal to the closing price of the Company’s Common Stock as reported on the Nasdaq Stock Market’s OTC Bulletin Board on the date of grant. The Company achieved this positive cash flow from continuing operations in the first quarter of fiscal 2000 and, therefore, on January 4, 2000, issued a seven-year option to purchase 250,000 shares at $0.50 per share. The option vests as to 62,500 shares on each of the first, second, third and fourth anniversaries of the date of grant. As part of the employment agreement, Mr. Comiso purchased $150,000 of the Company’s stock at a maximum price of $1.50 per share.

     Effective November 10, 1997, the Company entered into an employment agreement with Joseph C. Klein, Ph.D. with a term of two years. Pursuant to the terms of the employment agreement, Dr. Klein’s annual base salary was $120,000 and he was granted a stock option under the 1993 Option Plan, vesting in equal installments over four years and exercisable over a seven-year period, for the purchase of an aggregate of 50,000 shares of Common Stock at $4.00 per share. An additional incentive of 25,000 stock options shares were to be granted upon the Company’s reporting a profitable quarter and the beginning of customer shipments of Tanisys’ SIGMA·3 tester system. These two criteria were achieved in the first quarter of fiscal 2000 and, therefore, on January 4, 2000, the Company issued a seven-year option to purchase 25,000 shares at $0.51 per share. Dr. Klein’s employment agreement expired November 9, 1999, however, he remains the Vice President of Operations and Engineering.

Compensation Committee Interlocks and Insider Participation

     None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     According to certain information known by the Company, there are no persons who beneficially own more than 5% of the outstanding Common Stock at December 11, 2000. A total of 24,097,358 shares of the Company’s Common Stock were issued or uncertificated at December 11, 2000.

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s Common Stock at December 11, 2000 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each named executive officer and (iv) all executive officers and directors as a group. A total of 24,097,358 shares of the Company’s Common Stock were issued and outstanding at December 11, 2000.

	Common Stock
5% Beneficial Owners, Directors and Named Executive Officers	Number of Shares(1)		Percent(2)
John R. Bennett	192,450	(3)	*
Charles T. Comiso	1,015,012	(4)	4.2%
Richard R. Giandana	53,750	(5)	*
Parris H. Holmes Jr	1,140,680	(6)	4.7
Joseph C. Klein	96,125	(7)	*
Gordon H. Matthews	72,500	(8)	*
Terry W. Reynolds	52,500	(9)	*
Theodore W. Van Duyn	220,500	(10)	*

All executive officers and directors as a group (8 persons, representing the executive officers and directors listed above)	2,843,517	(11)	11.8%

*Represents less than one percent (1%) of the issued and outstanding shares of Common Stock.

(1)	Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

(2)	The percentages indicated are based on outstanding stock options and stock warrants exercisable within 60 days for each individual and 24,097,358 shares of Common Stock issued and outstanding at December 11, 2000.

(3)	Includes 56,875 shares that Mr. Bennett has the right to acquire upon exercise of stock options, exercisable within 60 days.

(4)	Includes 375,000 shares that Mr. Comiso has the right to acquire upon exercise of stock options, exercisable within 60 days.

(5)	Includes 22,500 shares that Mr. Giandana has the right to acquire upon exercise of stock options, exercisable within 60 days.

(6)	Includes 147,500 shares that Mr. Holmes has the right to acquire upon exercise of stock options, exercisable within 60 days.

(7)	Includes 74,375 shares that Mr. Klein has the right to acquire upon exercise of stock options, exercisable within 60 days.

(8)	Includes 72,500 shares that Mr. Matthews has the right to acquire upon exercise of stock options, exercisable within 60 days.

(9)	Includes 17,500 shares that Mr. Reynolds has the right to acquire upon exercise of stock options, exercisable within 60 days.

(10)	Includes 37,500 shares that Mr. Van Duyn has the right to acquire upon exercise of stock options, exercisable within 60 days.

(11)	Includes 865,625 shares that 9 directors and executive officers have the right to acquire upon exercise of stock options, exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the fiscal year ended September 30, 2000, Parris H. Holmes, Jr., Chairman of the Board of Directors received $72,736 for expenses incurred in connection with issues involving corporate finance, business operations, business opportunities and investor relations.

     During the fiscal year ended September 30, 2000, the Company paid its outside counsel, who also acts as corporate secretary, $53,711 in Common Stock and stock options for professional services relating to legal issues.

     On January 12, 2000, in connection with the sale of the Company’s memory module manufacturing business, the Company issued an aggregate of 575,000 shares of the Company’s Common Stock valued at $223,300 to the Company’s chairman, president, outside legal counsel, who also acts as corporate secretary, and legal consultants.

     On March 5, 2000, the Company completed a private placement of 1,528,750 shares of the Company’s Common Stock for $1,223,000. Investors who participated in the private placement included Theodore W. Van Duyn, director, Charles T. Comiso, Chief Executive Officer and President, W. Audie Long, outside legal counsel, who also acts as Corporate Secretary, John R. Bennett, Vice President of Sales and Marketing, Richard R. Giandana, Vice President of Human Resources and Administration, Joseph C. Klein, Vice President of Operations and Engineering, and Terry W. Reynolds, Vice President of Finance. In addition to the above, a large majority of the Company’s employees participated in this private placement.

     The Company issued 250,000 shares of Common Stock on March 8, 2000, to its chairman, president and secretary in connection with the aforementioned March 5, 2000 private placement of Common Stock. The Common Stock was valued at $200,000 based on the market value at the date of issue.

     In the second fiscal quarter of the year ended September 30, 2000, the Company issued 4,000,000 shares of Common Stock for repayment of $1,799,913 of debt, net of discounts. Certain debt holders participating included Parris H. Holmes, Jr., Chairman, Charles T. Comiso, Chief Executive Officer and President, and W. Audie Long, outside legal counsel, who also acts as Corporate Secretary.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)	Documents filed with this report:

1)	Financial Statements: The consolidated financial statements of the Company and report of the Company’s independent public accountants thereon have been filed under Item 8 hereof.

2)	The following consolidated financial statement schedule of Tanisys Technology, Inc. is included in Item 14(d):

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

Exhibit Number	Description

3.1	Articles of Incorporation of Tanisys Technology, Inc., as amended (Exhibit 4.1 to Registration Statement on Form S-8, filed December 6, 2000)

3.2	Restated Bylaws of the Company (Exhibit 4.2 to Registration Statement on Form S-8, filed December 6, 2000)

4.1	Form of Common Stock Certificate (filed herewith)

4.2	Form of Class S Warrant Certificate (Exhibit 4.2 to December 31, 1997 Form 10-Q)

4.3	Registration Rights Agreement dated June 30, 1998 between Tanisys Technology, Inc. and KA Investments LDC (Exhibit 4.1 to Form S-3 Registration Statement filed August 13, 1998)

4.4	Form of Warrant to purchase Common Stock granted by Tanisys Technology, Inc. to each of KA Investments LDC, Midori Capital Corporation, Hoth Incorporated and Randy Stein (Exhibit 10.2 to Form S-3 Registration Statement filed August 13, 1998)

4.5	Form of Warrant Agreement entered into between Tanisys Technology, Inc. and subscribers to the $2 million debt offering closed November 2, 1998, and form of attached Stock Purchase Warrant issued thereunder (Exhibit 10.2 to December 31, 1998 Form 10-Q).

4.6	1993 Stock Option Plan, as amended (Exhibit 4.3 Registration Statement on Form S-8, filed December 6, 2000)

4.7	Form of Stock Option Agreement (Exhibit 10.18 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

4.8	1997 Non-Employee Director Plan of Tanisys Technology, Inc., as amended (Exhibit 4.4 to Registration Statement on Form S-8, filed December 6, 2000)

4.9	Form of Automatic Non-Employee Director Stock Option Grant (Exhibit 4.5 to Registration Statement on Form S-8, filed December 6, 2000)

4.10	Convertible Preferred Stock Purchase Agreement dated June 30, 1998 between Tanisys Technology, Inc. and KA Investments LDC (Exhibit 10.1 to Form S-3 Registration Statement filed August 13, 1998)

10.1	Agreement and Plan of Merger dated as of April 9, 1996, by and between Tanisys Technology, Inc., Tanisys Acquisition Corp., 1st Tech Corporation and Gary W. Pankonien (“1st Tech Merger Agreement”) (Exhibit 10.3 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.2	Amendment No. 1 dated May 16, 1996, to 1st Tech Merger Agreement (Exhibit 10.4 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.3	Articles of Merger (Delaware) of 1st Tech with and into Tanisys Acquisition Corp., dated May 31, 1996 (Exhibit 10.5 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.4	Articles of Merger (Texas) of 1st Tech with and into Tanisys Acquisition Corp., dated May 31, 1996 (Exhibit 10.6 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.5	Agreement and Plan of Merger dated as of April 9, 1996, by and between Tanisys Technology, Inc., Tanisys Acquisition Corp. II, DarkHorse Systems, Inc., Jack Little, Archer Lawrence and Gary W. Pankonien (“DarkHorse Merger Agreement”) (Exhibit 10.7 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.6	Amendment No. 1 dated May 16, 1996, to DarkHorse Merger Agreement (Exhibit 10.8 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.7	Articles of Merger (Delaware) of DarkHorse with and into Tanisys Acquisition Corp. II, dated May 31, 1996 (Exhibit 10.9 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.8	Articles of Merger (Texas) of DarkHorse with and into Tanisys Acquisition Corp. II, dated May 31, 1996 (Exhibit 10.10 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.12	401(k) Plan (Exhibit 10.19 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.13	Lease Agreement dated May 18, 1993 by and between Tanisys Technology, Inc., assumptor of 1st Tech Corporation, and AEtna Life Insurance Company, as amended, (Exhibit 10.20 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.14	Master Lease Agreement dated November 9, 1994 by and between 1st Tech and Copelco Capital Inc. (Exhibit 10.21 to General Form for Registration of Securities on Form 10, filed November 27, 1996)

10.15	Manufacturing Agreement dated as of November 1, 1996 by and between the Company and Siemens Components, Inc. (Exhibit 10.22 to Amendment No. 2 to General Form for Registration of Securities on Form 10, filed March 11, 1997)

10.16	Inventory Management Service Agreement dated as of November 1, 1996 by and between the Company and Siemens Components, Inc. (Exhibit 10.23 to Amendment No. 2 to General Form for Registration of Securities on Form 10, filed March 11, 1997)

10.19	Master Lease Agreement dated January 30, 1997 by and between the Company and Copelco Capital, Inc. (Exhibit 10.30 to March 31, 1997 Form 10-Q)

10.20	Loan and Security Agreement, dated as of July 24, 1997, by and between Tanisys Technology, Inc., 1st Tech Corporation, DarkHorse Systems, Inc., the Company and NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division (Exhibit 10.32 to Form 10-K)

10.21	Memory Module Corporate Purchase Agreement, dated July 22, 1997, by and between Tanisys Technology, Inc. and Compaq Computer Corporation (Exhibit 10.33 to September 30, 1997 Form 10-K)

10.23	Employment Agreement, dated as of October 20, 1997, by and between Tanisys Technology, Inc. and Charles T. Comiso (Exhibit 10.34 to September 30, 1997 Form 10-K)

10.24	Employment Agreement, dated as of November 10, 1997, by and between Tanisys Technology, Inc. and Joseph C. Klein, Ph.D. (Exhibit 10.34 to September 30, 1997 Form 10-K)

10.25	Manufacturing Service Agreement dated February 2, 1998 by and between the Company and LG Semicon American, Inc. (Exhibit 10.37 to March 31, 1998 Form 10-Q)

10.26	Manufacturing Service Agreement dated March 1, 1998 by and between the Company and Toshiba America Electronic Components, Inc. (Exhibit 10.37 to March 31, 1998 Form 10-Q)

10.29	Form of Promissory Note issued by Tanisys Technology, Inc. in connection with $2 million debt closed November 2, 1998 (Exhibit 10.1 to December 21, 1998 Form 10-Q)

10.31	Asset Purchase Agreement entered into between Tanisys Technology, Inc. and Tanisys Operations, LP, on December 9, 1999 (Exhibit 10.31 to September 30, 1999 Form 10-K).

10.32	Term Promissory Note for $911,339 issued by Tanisys Technology, Inc. to Tanisys Operations, LP on December 9, 1999 (Exhibit 10.32 to September 30, 1999 Form 10-K).

10.33	Term Promissory Note for $85,000 issued by Tanisys Technology, Inc. to Tanisys Operations, LP on December 9, 1999 (Exhibit 10.33 to September 30, 1999 Form 10-K).

10.34	Agreement Relating to Noncompetition entered into between Tanisys Technology, Inc. and Tanisys Operations, LP dated December 7, 1999 (Exhibit 10.34 to September 30, 1999 Form 10-K).

10.35	Settlement Agreement entered into between Tanisys Technology, Inc. and Boston Financial & Equity Corporation dated December 9, 1999 (Exhibit 10.35 to September 30, 1999 Form 10-K).

10.36	Contract for Sale of Equipment entered into between Tanisys Operations, LP and Boston Financial & Equity Corporation dated December 9, 1999, to complete release of the Master Equipment Lease between Tanisys Technology, Inc. and Boston Financial & Equity Corporation. (Exhibit 10.36 to September 30, 1999 Form 10-K).

10.37	Bill of Sale conveying equipment covered by the Master Lease Agreement between Tanisys Technology, Inc. and Boston Financial & Equity Corporation to Tanisys Operations, LP dated December 9, 1999. (Exhibit 10.37 to September 30, 1999 Form 10-K).

10.38	Lease Agreement dated April 24, 2000 by and between Tanisys Technology, Inc. and AEtna Life Insurance Company, (filed herewith)

10.39	Amended and Restated Loan and Security Agreement between Tanisys Technology, Inc. and Silicon Valley Bank dated September 19, 2000. (filed herewith)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Brown, Graham and Company P.C. (filed herewith)

23.2	Consent of Arthur Andersen LLP (filed herewith)

27.1	Financial Data Schedule (filed herewith)

(c)	Reports on 8-K.

Form 8-K dated January 12, 2000, and filed January 20, 2000, reporting a change in the Company’s independent auditors.

Form 8-K dated May 23, 2000, and filed May 25, 2000, reporting the one-for-two reverse split of the Company’s Common Stock.

(d)	Schedules.

SCHEDULE II

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Fiscal Years Ended 2000, 1999 and 1998

Description		Balance at Beginning of Year	Charge to Cost and Expenses	Deductions	Balance at End of Year
2000	Allowance for uncollectible
	accounts receivable	$333,703	$42,389	$243,350	$132,743

1999	Allowance for uncollectible
	accounts receivable	406,157	160,742	233,196	333,703

1998	Allowance for uncollectible
	accounts receivable	180,157	362,139	136,139	406,157

2000	Allowance for excess and
	obsolete inventory	502,198	233,774	535,972	200,000

1999	Allowance for excess and
	obsolete inventory	380,333	258,411	136,546	502,198

1998	Allowance for excess and
	obsolete inventory	317,023	1,122,799	1,059,489	380,333

The notes to the consolidated financial statements of Tanisys Technology, Inc. and subsidiaries are an intergral part of this schedule.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANISYS TECHNOLOGY, INC.
Date: December 15, 2000	By:	CHARLES T. COMISO —————————————— Charles T. Comiso Chief Executive Officer President and Director
Date: December 15, 2000	By:	TERRY W. REYNOLDS —————————————— Terry W. Reynolds Vice President of Finance (Duly authorized and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of December 2000.

Signature	Title

/s/ CHARLES T. COMISO ————————————— Charles T. Comiso	Chief Executive Officer President and Director
/s/ PARRIS H. HOLMES, JR. ————————————— Parris H. Holmes, Jr.	Chairman of the Board
/s/ W. AUDIE LONG ————————————— W. Audie Long	Corporate Secretary
/s/ GORDON H. MATTHEWS ————————————— Gordon H. Matthews	Director
/s/ THEODORE W. VAN DUYN ————————————— Theodore W. Van Duyn	Director

