Form 10-Q
period 2000-12-31
TANISYS TECHNOLOGY INC
filed 2001-02-14
CIK 929775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-29038 TANISYS TECHNOLOGY, INC. (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	74-2675493 (I.R.S. Employer Identification Number)

12201 Technology Blvd., Suite 125 Austin, Texas (Address of principal executive offices)	78727 (Zip Code)

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

     Indicated below is the number of shares outstanding of the Registrant’s common stock at February 9, 2001:

Title of Class	Number of Shares Outstanding
Common Stock, no par value	24,156,784

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

2

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2000	September 30, 2000

ASSETS
Current assets:
Cash and cash equivalents	$ 808,151	$ 1,601,777
Restricted cash	50,000	—
Trade accounts receivable, net of allowance of $132,793 and
$132,743, respectively	2,319,446	1,713,417
Inventory	725,415	694,529
Prepaid expenses and other	114,528	137,654

Total current assets	4,017,540	4,147,377
Property and equipment, net of accumulated depreciation of
$853,686 and $954,945, respectively	439,025	394,468
Other noncurrent assets	57,130	51,217

Total Assets	$ 4,513,695	$ 4,593,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 321,480	$ 340,925
Accrued liabilities	295,011	598,498
Revolving credit note	700,000	600,000
Current portion of obligations under capital lease	7,367	10,516
Net current liabilities of discontinued operations	853,180	1,003,981

Total current liabilities	2,177,038	2,553,920
Long-term portion of obligations under capital lease	—	126

Total liabilities	2,177,038	2,554,046

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized,
24,097,358 and 24,097,358 shares issued and outstanding,
respectively	37,579,849	37,579,849
Additional paid-in capital	1,711,719	1,711,719
Accumulated deficit	(36,954,911)	(37,252,552)

Total stockholders’ equity	2,336,657	2,039,016

Total liabilities and stockholders’ equity	$ 4,513,695	$ 4,593,062

The accompanying notes are an integral part of these interim consolidated financial statements. 3

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2000	1999

Net sales	$ 2,140,277	$ 2,016,660
Cost of goods sold	768,841	758,138

Gross profit	1,371,436	1,258,522

Operating expenses:
Research and development	556,519	318,625
Sales and marketing	325,417	324,558
General and administrative	155,697	165,068
Depreciation and amortization	32,111	54,452

Total operating expenses	1,069,744	862,703

Operating income	301,692	395,819
Other income (expense):
Interest income	12,381	2,899
Interest expense	(12,490)	(90,561)
Other	(3,942)	(28,293)

Net income	$ 297,641	$ 279,864

Net income	$ 297,641	$ 279,864
Preferred stock dividend	—	(27,212)

Net income applicable to common stockholders	$ 297,641	$ 252,652

Basic income per common share:
Income from applicable to common stockholder	$ 0.01	$ 0.02

Diluted income per common share:
Income applicable to common stockholders	$ 0.01	$ 0.01

The accompanying notes are an integral part of these interim consolidated financial statements. 4

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 297,641	$ 279,864
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	50,652	92,075
Loss on disposal of fixed assets	750	—
Changes in operating assets:
Restricted cash	(50,000)	290,511
Accounts receivable, net	(606,029)	391,597
Inventory	(30,886)	227,548
Prepaid expenses and other	23,126	(46,341)
Other noncurrent assets	(8,678)	3,086
Accounts payable	(19,445)	(466,460)
Accrued liabilities	(303,487)	(48,618)

Net cash provided by (used in) operating activities of
continuing operations	(646,356)	723,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(93,194)	—

Net cash used in investing activities of continuing operations	(93,194)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws (repayments) on revolving credit note, net	100,000	(1,232,504)
Payment of debt financing costs	—	57,691
Proceeds from issuance of debt to stockholder	—	200,000
(Payments) on capital lease obligations	(3,275)	(5,544)

Net cash provided by (used in) financing activities of
continuing operations	96,725	(980,357)

Net cash used in discontinued operations	(150,801)	(363,078)

Net decrease in cash and cash equivalents	(793,626)	(620,173)
Cash and cash equivalents at beginning of period	1,601,777	684,949

Cash and cash equivalents at end of period	$ 808,151	$ 64,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 13,301	$ 84,952
Interest received	12,946	2,899
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends paid in common stock	—	27,212
Preferred stock dividends accrued	—	25,829
Conversion of preferred stock to common stock	—	122,099

The accompanying notes are an integral part of these interim consolidated financial statements. 5

TANISYS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Tanisys Technology, Inc. (“Tanisys”) and its wholly owned subsidiaries, 1st Tech Corporation (“1st Tech”), DarkHorse Systems, Inc. (“DarkHorse”), and Rosetta Marketing and Sales Inc., and also include the accounts of Tanisys (Europe) Ltd., located in Scotland, for the three months ended December 31, 1999 (collectively, the “Company”). The stock of Tanisys (Europe) Ltd. was sold on December 9, 1999 (see Note 2 below). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2000 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2000.

     The Company designs, manufactures and markets production-level automated test equipment for a wide variety of memory technologies.

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

     The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999. As of December 31, 2000, remaining future costs associated with the disposition of the discontinued operations are $853,180.

NOTE 3:  CASH AND CASH EQUIVALENTS

     The Company invests its excess cash in money market funds, U.S. Treasury obligations, and short-term debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities that maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less and money market funds to be cash equivalents. Restricted cash consists of a certificate of deposit pledged as collateral for a letter of credit to a specific vendor.

NOTE 4:  INVENTORY

     Inventory consists of the following:

	December 31, 2000	September 30, 2000

Raw materials	$491,379	$453,573
Work-in-process	66,335	93,941
Finished goods	167,701	147,015

Total inventory	$725,415	$694,529

     Inventory is stated at the lower of cost or market value. Inventory costs include direct materials, direct labor and certain manufacturing overhead costs.

NOTE 5:  LONG-TERM DEBT

     As of December 31, 2000, and September 30, 2000, the Company had no long-term debt. However, the Company had long-term debt to certain stockholders in the amount of $1,780,440 as of December 31, 1999, upon which interest was paid during the quarter ended December 31, 1999. During the second quarter of the fiscal year ended September 30, 2000, all of the debt to certain stockholders was converted to 4,000,000 shares of Common Stock. Along with the notes payable to these stockholders, all related discounts and debt issuance costs have been charged to Common Stock on the Consolidated Balance Sheet for the fiscal year ended September 30, 2000.

NOTE 6:  PREFERRED STOCK

     Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998, the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share (“Series A Stock”), for $4,000,000. As of March 31, 2000, the Company had converted all of the Series A Stock into shares of Common Stock.

NOTE 7:  STOCKHOLDERS’ EQUITY

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

     The number of shares and per share amounts of the Company’s Common Stock set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

     On December 6, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission requesting that 7,000,000 shares of Common Stock be registered and set aside for the Company’s stock option plans.

NOTE 8:  EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarters ended December 31, 2000 and 1999, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants. All Common Stock amounts and per share information have been restated to reflect the Reverse Split for all periods presented. The following table provides a reconciliation between net income and net income applicable to common stockholders, and between basic and diluted shares outstanding:

	For the Three Months Ended December 31,
	2000	1999

Net income	$ 297,641	$ 279,864
Less-
Series A Stock dividends	—	(27,212)
Net income applicable to common
stockholders (basic and diluted)	$ 297,641	$ 252,652

Weighted average number of common
shares used in basic earnings per share	24,097,358	12,423,995
Effect of dilutive securities
Stock Options	992,325	1,051,970
Warrants	358,334	460,000
Series A Stock	—	4,952,830

Weighted average number of common
shares and dilutive potential Common
Stock used in dilutive earning per share	25,448,017	18,888,795

NOTE 9:  SUBSEQUENT EVENT(S)

     None.

NOTE 10:  CONTINGENCIES

     The Company is a defendant in a lawsuit filed by one of its customers related to the discontinued memory module manufacturing business for alleged breach of contract. The suit asks for actual damages, including all related expenses, in the amount of $77,838. The Company believes the suit is without merit and is vigorously defending its position. The Company believes it is unlikely that the final outcome of this claim would have a material adverse effect on the Company’s financial position or results from operations.

     A former leasing company has filed a lawsuit claiming a breach of a lease agreement for certain manufacturing equipment previously utilized in the Company’s discontinued memory module manufacturing business. The manufacturing equipment has been sold at the direction of the leasing company. The Company is unable at this time to determine the outcome of this lawsuit. There can be no assurance that the resolution of this claim or any future proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution may occur.

     The Company is a defendant in a lawsuit filed by the purchaser of the Company’s discontinued memory module manufacturing business for alleged breach of representations, warranties and covenants. The suit asks for $50,000 plus attorneys’ fees and court costs. The Company believes that suit is without merit and is vigorously defending its position. The Company believes it is unlikely that the final outcome would have a material adverse effect on the Company’s financial position or results from operations; however due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurred.

     In December 1999, the Company sold assets and liabilities related to its memory module manufacturing business and exited the memory module manufacturing business. Included in the sale was all of the capital stock of Tanisys (Europe) Ltd., which was then a wholly owned subsidiary of the Company. Tanisys (Europe) Ltd. (the “Lessor”) had executed a 15-year lease in April 1998 covering industrial premises situated in High Blantyre, Scotland. In connection with the execution of the lease, the Company co-guaranteed the lease payments along with the Scottish Enterprise. The initial annual rental payment was approximately $200,000, plus increases based on reviews in 2003 and 2008. In March or April 2000, Tanisys (Europe) Ltd., which is now owned by the purchaser of the Company’s discontinued memory module manufacturing business, vacated the premises, and accordingly, the landlord is seeking reimbursement for its losses resulting from the Lessor vacating the property. The Company is the first guarantor and the Scottish Enterprise is the second guarantor of the lease. In addition to the guaranty of the rental payments, the Company may be liable for interest, legal fees and other expenses in connection with the default of Tanisys (Europe) Ltd. The Company is in the process of negotiating a discharge of its obligations with the landlord; however, there is no assurance that the Company will be successful in negotiating a favorable discharge of these obligations, in which case the resulting liability could have a material adverse effect on the business, financial condition and results of operations of the Company.

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Tanisys and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer concentrations, customer relationships and financial conditions, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended December 31, 2000 and 1999. It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 filed with the Securities and Exchange Commission on December 15, 2000. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30, 2000 and references to quarterly periods refer to the Company’s fiscal quarters ended December 31, 2000 and 1999.

     On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe) Ltd. The results of the memory module manufacturing business have been classified as discontinued operations, and prior periods have been restated to reflect the sale. The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the consolidated financial statements as of September 30, 1999. As of December 31, 2000, the remaining future costs associated with the disposition of the discontinued operations was $853,180.

     Since consummating the sale transaction, the Company has refocused all of its efforts on the development, manufacture and sale of production-level automated test equipment.

Results of Operations

     The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months ended December 31, 2000 and 1999:

	For the Three Months Ended December 31,
	2000	1999

Net sales	100%	100%
Cost of goods sold	36%	38%

Gross profit	64%	62%

Operating expenses:
Research and development	26%	16%
Sales and marketing	15%	16%
General and administrative	7%	8%
Depreciation and amortization	2%	3%

Total operating expenses	50%	43%

Operating income	14%	19%

Other income (expense):
Interest income	1%	—
Interest expense	(1%)	(4%)
Other	—	(1%)

Net income	14%	14%

Net Sales

     Net sales consist of sales of production-level automated test equipment, less returns and discounts. Net sales increased 6% to $2,140,277 in the first quarter of fiscal 2001 from $2,016,660 in the same period last year. While sales of the Company’s Darkhorse SIGMA•3 memory module test systems remain strong, the quarter ended December 31, 2000, included the first customer shipment of the Model 400, designed for testing the new Double Data Rate (“DDR”) memory module technology.

Cost of Sales and Gross Profit

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs. Cost of sales for the December 2000 quarter was up slightly in absolute dollars over the December 1999 quarter, but decreased from 38% of net sales in the December 1999 quarter to 36% in the December 2000 quarter. Gross profit for the quarter ended December 31, 2000 was $1,371,436, up approximately 9% over the gross profit of $1,258,522 from the same quarter of last year. Gross profit as a percent of sales increased to 64% in the quarter ended December 31, 2000 from 62% in the December 1999 quarter. The increase in gross profit percentage was primarily attributable to better raw material pricing.

Research and Development

     Research and development expenses, which consist of all costs associated with the engineering design and testing of new technologies and products, were $556,519 for the first quarter of fiscal year 2001 as compared to $318,625 for the same period last year, representing a 75% increase. The increase is a result of the development of test systems for both DDR and Flash memory technologies, as well as a new multi-site architecture that can be applied to all memory technologies. In an effort to continually improve engineering productivity, the Company invested in additional software and hardware tools during the first fiscal quarter of 2001.

     Research and development expenditures are expected to continue to increase as resources are allocated to develop new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.

Sales and Marketing

     Sales and marketing expenses include compensation of sales and marketing related employees and independent sales representatives, plus costs for travel, advertising, trade shows and related overhead. Expenses of $325,417 for the first fiscal quarter of 2001 were approximately the same when compared to $324,558 for the same quarter last year. The Company continues to successfully sell test systems to the world’s largest semiconductor and memory module manufacturers.

     Sales and marketing expenses expressed as a percentage of revenues in the first quarter of fiscal 2001 and 2000 were 15% and 16%, respectively. Even though sales and marketing expenses were relatively the same between the first fiscal quarter of 2001 and first fiscal quarter of 2000, the Company expects its sales and marketing expenses to increase in terms of absolute dollars and decrease as a percentage of net sales in future periods as growth in revenue occurs.

General and Administrative

     General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses for the first quarter of fiscal 2001 decreased 6%, or $9,371, to $155,697 from $165,068 for the same quarter of fiscal 2000. When expressed as a percentage of sales, general and administrative expenses decreased from 8% in the first quarter of fiscal 2000 to 7% in the same quarter of fiscal 2001, primarily due to more efficient management of these expenses. The absolute dollar expenses associated with the general and administrative area are expected to increase at a much slower pace than revenues in future periods with the anticipated continued growth in business activity.

Depreciation and Amortization

     Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of “Cost of Goods Sold,” and the amortization of intangibles, including patents related to memory module test systems technology. Depreciation and amortization decreased to $32,111 in the first quarter of fiscal 2001 from $54,452 in the same quarter of fiscal 2000. This decrease was due to the declining depreciable basis of the Company’s fixed assets.

Other Income (Expense), Net

     Other income (expense), net consists primarily of interest income less interest expense. Interest expense for the quarter ended December 31, 2000, is mostly attributable to the Company’s working capital loan facility which is utilized for short-term inventory requirements and to fund accounts receivable. Interest expense for the quarter ended December 31, 1999, included interest paid on the Company’s working capital loan agreement and interest paid on debt the Company issued to certain stockholders of the Company in November 1998. The debt was converted to Common Stock in the second fiscal quarter of the year ended September 30, 2000. Interest income relates to the investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) decreased to $4,051 of expense in the first quarter of fiscal 2001 from $115,955 of expense in the first quarter of fiscal 2000. The decrease in other income (expense) is primarily due to the reduction of interest expense resulting from the reduction in debt from December 2000 to December 2001.

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

     During the first quarter of fiscal 2001, the Company utilized $646,356 of cash in its continuing operations associated primarily with the increase in accounts receivable of $606,029. The vast majority of the Company’s accounts receivable is with strong companies in the memory module business. The Company’s financing activities generated $96,725 due to an increase in its revolving credit line. The Company had $808,151 in cash and working capital of $1,840,502 at December 31, 2000, an increase in working capital of $247,045 from September 30, 2000, the Company’s previous fiscal year end.

Significant Customer Concentration

     A significant percentage of the Company’s net sales is produced by a relatively small number of customers. In the first quarter of fiscal 2001, the ten largest customers accounted for approximately 98% of net sales compared to approximately 99% in the same period in fiscal 2000. Two customers represented 51% and 20% of sales, respectively, in the first quarter of fiscal 2001; the customer that represented 20% of sales in the first quarter of fiscal 2001 represented only 9% of sales in the same period in fiscal year 2000. However, there were no other customers to compare between the first quarters in both 2001 and 2000. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers will continue to utilize the Company’s products or services.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     Information on the Company’s legal proceedings is contained in this Form 10-Q for the quarterly period ended December 31, 2000 in “Part 1 Financial Information” under the caption “Notes to Consolidated Financial Statements” under “Note 10: Contingencies,” and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

     The exhibits listed below is filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tanisys Technology, Inc. (filed herewith)

(b)   Current Reports on 8-K:

None. 13

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANISYS TECHNOLOGY, INC.

Date: February 14, 2001	By: /s/ CHARLES T. COMISO —————————————— Charles T. Comiso Chief Executive Officer, President and Director

Date: February 14, 2001	By: /s/ TERRY W. REYNOLDS —————————————— Terry W. Reynolds Vice President and Chief Financial Officer (Duly authorized and Principal Accounting Officer)

14