Form 10-Q
period 2001-03-31
TANISYS TECHNOLOGY INC
filed 2001-05-15
CIK 929775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-29038 TANISYS TECHNOLOGY, INC. (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	74-2675493 (I.R.S. Employer Identification Number)

12201 Technology Blvd., Suite 125 Austin, Texas (Address of principal executive offices)	78727 (Zip Code)

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

     Indicated below is the number of shares outstanding of the Registrant’s common stock at May 10, 2001:

Title of Class	Number of Shares Outstanding
Common Stock, no par value	24,157,534

1

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

2

PART 1.   FINANCIAL INFORMATION

Item 1.  Financial Statements

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2001	September 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 609,283	$ 1,601,777
Restricted cash	50,000	—
Trade accounts receivable, net of allowance of $121,632 and
$132,743, respectively	1,214,775	1,713,417
Inventory	1,210,154	694,529
Prepaid expenses and other	113,393	137,654

Total current assets	3,197,605	4,147,377
Property and equipment, net of accumulated depreciation of
$900,099 and $954,945, respectively	483,423	394,468
Other noncurrent assets	54,352	51,217

Total Assets	$ 3,735,380	$ 4,593,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 596,609	$ 340,925
Accrued liabilities	316,088	598,498
Revolving credit note	675,000	600,000
Current portion of obligations under capital lease	17,602	10,516
Net current liabilities of discontinued operations	681,137	994,010

Total current liabilities	2,286,436	2,543,949
Long-term portion of obligations under capital lease	22,975	126
Net long-term liabilities of discontinued operations	6,131	9,971

Total liabilities	2,315,542	2,554,046

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized,
24,157,534 and 24,097,358 shares issued and outstanding,
respectively	37,612,709	37,579,849
Additional paid-in capital	1,711,719	1,711,719
Accumulated deficit	(37,904,590)	(37,252,552)

Total stockholders’ equity	1,419,838	2,039,016

Total liabilities and stockholders’ equity	$ 3,735,380	$ 4,593,062

The accompanying notes are an integral part of these interim consolidated financial statements. 3

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2000	2001	2000
Net sales	$ 1,068,038	$ 2,044,950	$ 3,208,315	$ 4,061,610
Cost of goods sold	596,769	667,114	1,365,610	1,425,252

Gross profit	471,269	1,377,836	1,842,705	2,636,358

Operating expenses:
Research and development	718,245	437,631	1,274,764	756,256
Sales and marketing	426,602	305,802	752,019	630,360
General and administrative	203,544	164,457	359,241	329,525
Depreciation and amortization	36,802	25,021	68,913	79,473

Total operating expenses	1,385,193	932,911	2,454,937	1,795,614

Operating income (loss)	(913,924)	444,925	(612,232)	840,744
Other income (expense):
Interest income	7,131	4,730	19,512	6,989
Interest expense	(23,465)	(115,587)	(35,955)	(205,508)
Other	(19,421)	151,448	(23,363)	123,155

Net income (loss)	(949,679)	485,516	(652,038)	765,380

Preferred stock dividend	—	(16,809)	—	(44,021)

Net income (loss) applicable to common stockholders	$ (949,679)	$ 468,707	$ (652,038)	$ 721,359

Basic income (loss) per common share:
Income (loss) applicable to common stockholders	$ (.04)	$ 0.03	$ (.03)	$ 0.05

Diluted income (loss) per common share:
Income (loss) applicable to common stockholders	$ (.04)	$ 0.02	$ (.03)	$ 0.04

The accompanying notes are an integral part of these interim consolidated financial statements. 4

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2000	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (949,679)	$ 485,516	$ (652,038)	$ 765,380
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	58,415	58,406	109,066	150,481
Gain (loss) on sale of fixed assets	(937)	(2,326)	(186)	(2,326)
Changes in operating assets:
Restricted cash	—	—	(50,000)	290,511
Accounts receivable, net	1,104,670	947,461	498,642	1,339,058
Inventory, net	(484,738)	(65,387)	(515,625)	162,161
Prepaid expenses and other	1,135	24,600	24,261	(21,741)
Other noncurrent assets	—	(1,270)	(8,679)	1,816
Accounts payable	275,128	(188,758)	255,684	(655,218)
Accrued liabilities	21,078	(232,815)	(282,409)	(281,433)

Net cash provided by operating
activities of continuing operations	25,072	1,025,427	(621,284)	1,748,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(99,098)	(13,090)	(192,292)	(13,090)
Proceeds from sales of fixed assets	—	4,000	—	4,000
Net cash used in investing activities of
continuing operations	(99,098)	(9,090)	(192,292)	(9,090)

CASH FLOWS FROM FINANCING ACTIVITIES:

Draws (repayments) on revolving credit note, net	(25,000)	(528,497)	75,000	(1,761,001)
Payment of debt financing costs	—	91,863	—	149,554
Issuance of common stock for payment of services	32,500	406,036	32,500	406,036
Repayments of debt to stockholders	—	(200,000)	—	—
Proceeds from exercise of stock options and warrants	360	108,333	360	108,333
Proceeds from issuance of common stock	—	1,223,000	—	1,223,000
Proceeds (payments) on capital lease obligations	33,210	(10,434)	29,935	(15,978)

Net cash provided by financing
activities of continuing operations	41,070	1,090,301	137,795	109,944

Net cash used in discontinued operations	(165,912)	(842,758)	(316,713)	(1,205,836)
Net increase (decrease) in cash and cash equivalents	(198,868)	1,263,880	(992,494)	643,707
Cash and cash equivalents at beginning of period	808,151	64,776	1,601,777	684,949

Cash and cash equivalents at end of period	$ 609,283	$ 1,328,656	$ 609,283	$ 1,328,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 16,932	$ 103,767	$ 30,233	$ 188,719
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock warrants for compensation	—	60,000	—	60,000
Preferred stock dividends paid in common stock	—	28,103	—	55,315
Conversion of preferred stock to common stock	—	1,709,383	—	1,831,482

The accompanying notes are an integral part of these interim consolidated financial statements. 5

TANISYS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Tanisys Technology, Inc. (“Tanisys”) and its wholly owned subsidiaries, 1st Tech Corporation (“1st Tech”), DarkHorse Systems, Inc. (“DarkHorse”), and Rosetta Marketing and Sales Inc., and also include the accounts of Tanisys (Europe) Ltd., located in Scotland, for the six months ended March 31, 2000 (collectively, the “Company”). The stock of Tanisys (Europe) Ltd. was sold on December 9, 1999 (see Note 2 below). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The Company designs, manufactures and markets production-level automated test equipment for a wide variety of semiconductor memory technologies.

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

     The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999. As of March 31, 2001, remaining future costs associated with the disposition of the discontinued operations are $687,268.

NOTE 3:   CASH AND CASH EQUIVALENTS

     The Company invests its excess cash in money market funds, U.S. Treasury obligations, and short-term debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities that maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less and money market funds to be cash equivalents. Restricted cash consists of a certificate of deposit pledged as collateral for a letter of credit to a specific vendor which is expected to expire in April 2001.

NOTE 4:   INVENTORY

     Inventory consists of the following:

	March 31, 2001	September 30, 2000
Raw materials	$1,024,267	$453,573
Work-in-proces	36,165	93,941
Finished goods	149,722	147,015

Total inventor	$1,210,154	$694,529

     Inventory is stated at the lower of cost or market value. Inventory is accounted for on a first in, first out basis. Inventory costs include direct materials and certain manufacturing overhead costs.

NOTE 5:   LONG-TERM DEBT

     As of March 31, 2001, and September 30, 2000, the Company had no long-term debt. During the quarter ended March 31, 2000, all of the debt to certain stockholders was converted to 4,000,000 shares of Common Stock. There was, however, interest paid on this debt during the quarter ended March 31, 2000. Along with the notes payable to these stockholders, all related discounts and debt issuance costs have been charged to Common Stock on the Consolidated Balance Sheet for the fiscal year ended September 30, 2000.

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

NOTE 8:   EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarters ended March 31, 2001 and 2000, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants. All Common Stock amounts and per share information have been restated to reflect the Reverse Split for all periods presented. The following table provides a reconciliation between net income and net income applicable to common stockholders, and between basic and diluted shares outstanding:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2000	2001	2000
Net income (loss)	$ (949,679)	$ 485,516	$ (652,038)	$ 765,380
Less-
Series A Stock dividends	—	(16,809)	—	(44,021)

Net income (loss) applicable to common
Stock (basic and diluted)	$ (949,679)	$ 468,707	$ (652,038)	$ 721,359

Weighted average number of common
Shares used in basis earning per share	24,155,733	17,446,846	24,126,225	14,935,965
Effect of dilutive securities
Stock Options	1,069,700	945,109	1,069,700	945,109
Warrants	358,334	393,333	358,334	393,333

Weighted average number of common
Shares and dilutive potential
Common Stock used in dilutive earning
per share	25,583,767	18,785,288	25,554,259	16,274,407

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

     A former equipment financing company has filed a lawsuit claiming a breach of an agreement for certain manufacturing equipment previously utilized in the Company’s discontinued memory module manufacturing business. The manufacturing equipment has been sold at the direction of the equipment financing company. The Company is unable at this time to determine the outcome of this lawsuit. There can be no assurance that the resolution of this claim or any future proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution may occur.

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

     In December 1999, the Company sold assets and liabilities related to its memory module manufacturing business and exited the memory module manufacturing business. Included in the sale was all of the capital stock of Tanisys (Europe) Ltd., which was then a wholly owned subsidiary of the Company. Tanisys (Europe) Ltd. (the “Lessee”) had executed a 15-year lease in April 1998 covering industrial premises situated in High Blantyre, Scotland. In connection with the execution of the lease, the Company co-guaranteed the lease payments along with the Scottish Enterprise. The initial annual rental payment was approximately $200,000, plus increases based on reviews in 2003 and 2008. In March or April 2000, Tanisys (Europe) Ltd., which is now owned by the purchaser of the Company’s discontinued memory module manufacturing business, abandoned the premises, and accordingly, the landlord is seeking reimbursement for its losses resulting from the Lessee vacating the property. The Company is the first guarantor and the Scottish Enterprise is the second guarantor of the lease. The Company has reached an agreement with the landlord and the Scottish Enterprise in which the Company will be released from any guaranty of past or future rental payments and other related expenses in connection with the default of Tanisys (Europe) Ltd. The liability for this agreement is recorded in the liabilities for discontinued operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended March 31, 2001 and 2000. It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 filed with the Securities and Exchange Commission on December 15, 2000. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30, 2000 and references to quarterly periods refer to the Company’s fiscal quarters ended March 31, 2001 and 2000.

     On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe) Ltd. The results of the memory module manufacturing business have been classified as discontinued operations, and prior periods have been restated to reflect the sale. The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the consolidated financial statements as of September 30, 1999. As of March 31, 2001, the remaining future costs associated with the disposition of the discontinued operations was $687,268.

     Since consummating the sale transaction, the Company has refocused all of its efforts on the development, manufacture and sale of production-level automated test equipment.

Results of Operations

     The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months and six months ended March 31, 2001 and 2000:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2000	2001	2000
Net sales	100%	100%	100%	100%
Cost of goods sold	56%	33%	43%	35%

Gross profit	44%	67%	57%	65%

Operating expenses:
Research and development	68%	22%	40%	19%
Sales and marketing	40%	15%	23%	16%
General and administrative	19%	8%	11%	8%
Depreciation and amortization	3%	0%	2%	1%

Total operating expenses	130%	45%	76%	44%

Operating income (loss)	(86%)	22%	(19%)	21%
Other income (expense):
Interest income	1%	0%	1%	0%
Interest expense	(2%)	(5%)	(1%)	(5%)
Other income (expense)	(2%)	7%	(1%)	3%

Net income (loss)	(89%)	24%	(20%)	19%

Net Sales

     Net sales consist of sales of production-level automated test equipment along with related hardware and software, less returns and discounts. Impacted by the worldwide semiconductor industry slowdown, net sales decreased 48% to $1,068,038 in the second quarter of fiscal 2001 from $2,044,950 in the same period last year. With semiconductor and memory module manufacturers reducing their inventory levels and postponing new capital outlays, the resulting current business environment is very challenging. The Company, which continues to enhance and broaden its product line to support all memory technologies, is expected to be well-positioned to take advantage of a recovering economy as it occurs.

Cost of Sales and Gross Profit

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs. Cost of sales for the March 2001 quarter was $596,769, down in absolute dollars from the $667,114 of the previous year, but higher in terms of percent of sales at 56% versus 33% for the same quarter last year. The increase in cost of sales in terms of both dollars and percent of sales was due to lower sales volume in the March 2001 quarter, resulting in reduced absorption of fixed manufacturing costs.

     Gross profit for the March 2001 quarter was $471,269, as compared to $1,377,836 from the same quarter last year. Gross profit as a percent of sales was 44% and 67% for the quarters ended March 31, 2001 and 2000, respectively. The decrease in gross profit in terms of both dollars and percent of sales was due to lower sales volume in the March 2001 quarter, resulting in reduced absorption of fixed manufacturing costs.

Research and Development

     Research and development expenses, which consist of all costs associated with the engineering design and testing of new technologies and products, were $718,245 for the second quarter of fiscal year 2001 as compared to $437,631 for the same quarter last year. The higher costs reflect the ongoing development of test systems for both Double Data Rate (“DDR”) and Flash memory technologies, as well as a new multi-site architecture that can be applied to all memory technologies. In an effort to continually improve engineering productivity, the Company invested in additional software and hardware tools during the second fiscal quarter of 2001.

     The Company will continue to invest in research and development to develop new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.

Sales and Marketing

     Sales and marketing expenses include compensation of sales and marketing related employees and independent sales representatives, plus costs for travel, advertising, trade shows and related overhead. Expenses of $426,602 for the second fiscal quarter of 2001 were up by 40% when compared to $305,802 for the same quarter last year. More aggressive marketing efforts and the launch of new products are the reasons for the increase in sales expenses. The Company continues to successfully sell tests systems to the world’s largest semiconductor and memory module manufacturers.

General and Administrative

     General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses for the second quarter of fiscal 2001 increased 24% to $203,544 from $164,457 for the same quarter of fiscal 2000. The increase was primarily associated with the filing of a Form S-8 with the Securities and Exchange Commission, which registered 7,000,000 shares of Common Stock to be set aside for the Company’s stock option plans.

Depreciation and Amortization

     Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of “Cost of Goods Sold,” and the amortization of intangibles, including patents related to memory module test systems technology. Depreciation and amortization increased to $36,802 in the second quarter of fiscal 2001 from $25,021 in the same quarter of fiscal 2000. The increase reflects investment in new software and hardware tools designed to maximize engineering efficiency as well as additional amortization resulting from the issuance of new patents.

Other Income (Expense), Net

     Other income (expense), net consists primarily of interest income less interest expense. Substantially all of the interest expense relates to the Company’s working capital loan facility which is utilized for short term inventory requirements and to fund accounts receivable. Interest income relates to the investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) decreased to $35,755 in net other expense for the March 2001 quarter from $40,591 in net other income from last year. While interest expense has been reduced from a year ago, non-recurring miscellaneous income enhanced results for the second quarter of last year.

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

     During the second quarter of fiscal 2001, the Company generated $25,072 in cash flow from its operating activities of continuing operations. A decrease in accounts receivable of $1,104,670 was countered by increases in both inventories and accounts payable of $484,738 and $275,128, respectively. The Company had $609,283 in unrestricted cash and working capital of $911,169 at March 31, 2001, a decrease in working capital of $692,259 from September 30, 2000, the Company’s previous fiscal year end.

Significant Customer Concentration

     A significant percentage of the Company’s net sales is produced by a relatively small number of customers. In the second quarter of fiscal 2001, the ten largest customers accounted for approximately 98% of net sales compared to 93% in the same period in fiscal 2000. Three customers represented 39%, 22%, and 13% of sales, respectively, in the quarter ended March 31, 2001. The customer that represented 13% of sales in the second quarter of fiscal 2001 also represented 22% in the same period in fiscal 2000. While the Company expects to continue to be dependent on a relatively small number of customers for a significant percentage of its net sales, there can be no assurance that any of the top ten customers will continue to utilize the Company’s products or services.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

     Information on the Company’s legal proceedings is contained in this Form 10-Q for the quarterly period ended March 31, 2001 in “Part 1 Financial Information” under the caption “Notes to Consolidated Financial Statements” under “Note 10: Contingencies,” and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on March 20, 2001, the following matters were adopted by the margins indicated below, and additional information can be obtained from the Company’s Proxy Statement filed on February 8, 2001.

     1.  To elect as director Gordon H. Matthews to serve until the 2004 Annual Meeting of Stockholders.

For:	18,569,586
Against:	—
Abstentions:	180,714

13

2. To elect as director Charles T. Comiso to serve until the 2004 Annual Meeting of Stockholders.

For:	18,572,553
Against:	—
Abstentions:	177,747

3. To elect as director William D. Jobe to serve until the 2003 Annual Meeting of Stockholders.

For:	18,571,586
Against:	—
Abstentions:	178,714

4. To ratify the appointment of Brown, Graham and Company, P.C. as independent public accountants of the Company for the fiscal year ending September 30, 2001.

For:	18,671,059
Against:	43,565
Abstentions:	35,676

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANISYS TECHNOLOGY, INC.

Date: May 15, 2001	By: /s/ CHARLES T. COMISO —————————————
Charles T. Comiso
Chief Executive Officer,
President and Director

Date: May 15, 2001	By: /s/ TERRY W. REYNOLDS —————————————
Terry W. Reynolds
Vice President and Chief Financial Officer
(Duly authorized and Principal Accounting Officer)

14