Form 10-Q
period 2001-06-30
TANISYS TECHNOLOGY INC
filed 2001-08-14
CIK 929775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q


(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001

      or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________


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

     Indicated below is the number of shares outstanding of the Registrant's common stock at August 14, 2001:

                                                      Number of Shares
                  Title of Class                         Outstanding
            Common Stock, no par value                    24,147,534

                    TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I   FINANCIAL INFORMATION
Item 1.     Interim Consolidated Financial Statements (Unaudited)
            Consolidated Balance Sheets - June 30, 2001 and
                September 30, 2000..........................................   3
            Consolidated Statements of Operations - For the Three
                Months and Nine Months Ended June 30, 2001 and 2000.........   4
            Consolidated Statements of Cash Flows - For the Three
                Months and Nine Months Ended June 30, 2001 and 2000.........   5
            Notes to Interim Consolidated Financial Statements..............   6
Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  11
Item 3.     Quantitative and Qualitative Disclosures About Market Risk......  15

PART II  OTHER INFORMATION
Item 1.     Legal Proceedings...............................................  15
Item 2.     Changes in Securities and Use of Proceeds.......................  16
Item 6.     Exhibits and  Reports on Form 8-K...............................  16
SIGNATURES..................................................................  17

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 30,       September 30,
                                                                                  2001             2000
============================================================================================================
ASSETS
Current assets:
     Cash and cash equivalents                                              $     79,962        $  1,601,777
     Trade accounts receivable, net of allowance of $121,632 and
        $132,743, respectively                                                   674,578           1,713,417
     Inventory                                                                 1,287,132             694,529
     Prepaid expenses and other                                                   98,682             137,654
------------------------------------------------------------------------------------------------------------
        Total current assets                                                   2,140,354           4,147,377
Property and equipment, net of accumulated depreciation of
     $947,489 and $954,945, respectively                                         411,594             394,468
Other non-current assets                                                          52,214              51,217
------------------------------------------------------------------------------------------------------------
        Total assets                                                        $  2,604,162        $  4,593,062
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $    612,598        $    340,925
     Accrued liabilities                                                         325,997             598,498
     Revolving credit note                                                       358,904             600,000
     Current portion of obligations under capital lease                           17,753              10,516
     Net current liabilities of discontinued operations                          594,997             994,010
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                              1,910,249           2,543,949
Long-term portion of obligations under capital lease                              22,793                 126
Net long-term liabilities of discontinued operations                               4,138               9,971
------------------------------------------------------------------------------------------------------------
        Total liabilities                                                      1,937,180           2,554,046
------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock, no par value, 50,000,000 shares authorized,
        24,147,534 and 24,097,358 shares issued and outstanding,
        respectively                                                          37,604,709          37,579,849
     Additional paid-in capital                                                1,711,719           1,711,719
     Accumulated deficit                                                     (38,649,446)        (37,252,552)
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                               666,982           2,039,016
------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                          $  2,604,162        $  4,593,062
============================================================================================================

          The accompanying notes are an integral part of these interim consolidated financial statements.

                    TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               For the Three Months          For the Nine Months
                                                                                  Ended June 30,                Ended June 30,
                                                                               2001            2000          2001           2000
====================================================================================================================================
Net sales                                                                  $ 1,012,583    $ 2,430,272    $ 4,220,898    $ 6,491,882
Cost of goods sold                                                             673,248        834,203      2,038,858      2,259,455
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                   339,335      1,596,069      2,182,040      4,232,427
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                                                    579,239        621,632      1,854,003      1,377,888
   Sales and marketing                                                         280,860        380,343      1,032,879      1,010,703
   General and administrative                                                  159,823        185,655        519,064        515,180
   Depreciation and amortization                                                32,844         26,273        101,757        105,746
------------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                              1,052,766      1,213,903      3,507,703      3,009,517
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                       (713,431)       382,166     (1,325,663)     1,222,910
Other income (expense):
   Interest income                                                               2,843          7,808         22,355         14,797
   Interest expense                                                            (25,030)       (17,977)       (60,985)      (223,485)
   Other                                                                        (9,238)        23,129        (32,601)       146,284
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before discontinued operations                              (744,856)       395,126     (1,396,894)     1,160,506
Income from discontinued operations                                                 --        250,000             --        250,000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $  (744,856)   $   645,126    $(1,396,894)   $ 1,410,506
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                   $  (744,856)   $   395,126    $(1,396,894)   $ 1,160,506
  Preferred stock dividend and amortization of the value of the
    beneficial conversion feature on preferred stock                                --             --             --        (44,021)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations applicable to
    common stockholders                                                       (744,856)       395,126     (1,396,894)     1,116,485
Income from discontinued operations                                                 --        250,000             --        250,000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stockholders                        $  (744,856)   $   645,126    $(1,396,894)   $ 1,366,485
====================================================================================================================================

Basic income (loss) per common share:
    Income (loss) from continuing operations applicable to
      common stockholders                                                        (0.03)          0.02          (0.06)          0.06
    Income (loss) from discontinued operations                                      --           0.01             --           0.01
====================================================================================================================================
Net income (loss) applicable to common stock                               $     (0.03)   $      0.03    $     (0.06)   $      0.08
====================================================================================================================================
Diluted income (loss) per common share:
   Income (loss) from continuing operations applicable to
      common stockholders                                                  $     (0.03)   $      0.02    $     (0.06)   $      0.06
   Income (loss) from discontinued operations                                       --           0.01             --           0.01
====================================================================================================================================
Net income (loss) applicable to common stock                               $     (0.03)   $      0.03    $     (0.06)   $      0.07
====================================================================================================================================

          The accompanying notes are an integral part of these interim consolidated financial statements.

                    TANISYS TECHNOLOGY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Three Months        For the Nine Months
                                                                                  Ended June 30,              Ended June 30,
                                                                                2001          2000          2001            2000
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  (744,856)   $   645,126    $(1,396,894)   $ 1,410,506
Deduct: Net income from discontinued operations                                    --        250,000             --        250,000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations                                 (744,856)       395,126     (1,396,894)     1,160,506
 Adjustment to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                                         52,563         61,287        161,629        211,768
         Loss on disposal of fixed assets                                      54,779          7,094         54,593          4,768
         Common stock issued for services                                          --             --         32,500        406,036
 Changes in operating assets:
     Restricted cash                                                           50,000             --             --        290,511
     Accounts receivable, net                                                 540,197     (1,165,162)     1,038,839        173,896
     Inventory, net                                                           (76,978)        32,995       (592,603)       195,156
     Prepaid expenses and other                                                 6,711        100,653         30,972         78,912
     Other noncurrent assets                                                       --             --         (8,679)         1,816
     Accounts payable                                                          15,989        114,133        271,673       (541,085)
     Accrued liabilities                                                        9,908        194,739       (272,501)       (76,010)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities of
            continuing operations                                             (91,687)      (259,135)      (680,471)     1,906,274
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                                     (33,375)       (46,455)      (225,667)       (59,545)
Proceeds from sales of fixed assets                                                --             --             --          4,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities of
           continuing operations                                              (33,375)       (46,455)      (225,667)       (55,545)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Draws (repayments) on revolving credit note, net                             (316,096)       387,032       (241,096)    (1,373,969)
Payment of debt financing costs                                                    --             --             --        149,554
Proceeds from exercise of stock options and warrants                               --             --            360        108,333
Proceeds from issuance of common stock                                             --             --             --      1,223,000
Proceeds (payments) on capital lease obligations                                  (30)        (6,836)        29,905        (22,814)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities
           of continuing operations                                          (316,126)       380,196       (210,831)        84,104
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                         (441,188)        74,606     (1,116,969)     1,934,833
Net cash used in discontinued operations                                      (88,133)      (194,984)      (404,846)    (1,411,504)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (529,321)      (120,378)    (1,521,815)       523,329
Cash and cash equivalents at beginning of period                              609,283      1,328,656      1,601,777        684,949
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $    79,962    $ 1,208,278    $    79,962    $ 1,208,278
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                               $    21,558    $    20,759    $    51,791        209,478
     Interest received                                                          2,843          3,385          8,693         10,374
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of stock warrants for compensation                                   --         10,684             --         23,277
     Preferred stock dividends paid in common stock                                --             --             --         55,315
     Conversion of preferred stock to common stock                                 --             --             --      1,831,482
     Cancellation of common stock                                               8,000             --          8,000             --
====================================================================================================================================

          The accompanying notes are an integral part of these interim consolidated financial statements.

                            Tanisys Technology, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Tanisys Technology, Inc. ("Tanisys") and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse"), and Rosetta Marketing and Sales Inc., and also include the accounts of Tanisys (Europe) Ltd., located in Scotland, for the nine months ended June 30, 2000 (collectively, the "Company"). The stock of Tanisys (Europe) Ltd. was sold on December 9, 1999 (see Note 2 below). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2000 contained in the Company's Form 10-K filed with the Securities and Exchange Commission on December 15, 2000.

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

     The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999. As of June 30, 2001, remaining future costs associated with the disposition of the discontinued operations are $599,135.

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

NOTE 4: INVENTORY

     Inventory consists of the following:

                                            June 30,     September 30,
                                              2001           2000
        =============================================================
        Raw materials                     $  992,722       $  453,573
        Work-in-process                       38,012           93,941
        Finished goods                       256,398          147,015
        -------------------------------------------------------------
         Total inventory                  $1,287,132       $  694,529
        =============================================================

     Inventory is stated at the lower of cost or market value. Inventory is accounted for on a first in, first out basis. Inventory costs include direct materials and certain manufacturing overhead costs.

NOTE 5: REVOLVING CREDIT NOTE

     The Company entered into an Accounts Receivable Financing Agreement ("Debt Agreement") with Silicon Valley Bank on May 30, 2001 to fund accounts receivable and provide working capital up to a maximum of $2,000,000 secured by the assets of the Company. The Company has violated certain requirements of its Debt Agreement with Silicon Valley Bank relating to failure to meet the specified net income level for the quarter ended June 30, 2001. The Company and Silicon Valley Bank entered into a Loan Modification and Forbearance Agreement dated August 3, 2001 in which Silicon Valley Bank agreed to forbear from exercising its rights and remedies under the Debt Agreement until the Company closed its Series A Preferred Stock equity financing. Upon the closing and funding of the Series A Preferred Stock equity financing, Silicon Valley Bank waived its rights and remedies under the Debt Agreement. (See Note 11).

NOTE 6: LONG-TERM DEBT

     As of June 30, 2001, and September 30, 2000, the Company had no long-term debt. During the quarter ended March 31, 2000, all of the debt to certain stockholders was converted to 4,000,000 shares of Common Stock. There was, however, interest paid on this debt during the quarter ended March 31, 2000. Along with the notes payable to these stockholders, all related discounts and debt issuance costs have been charged to Common Stock on the Consolidated Balance Sheet for the fiscal year ended September 30, 2000.

NOTE 7: PREFERRED STOCK

     Pursuant to a Convertible Stock Purchase Agreement dated June 30, 1998, the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share ("Series A Stock"), for $4,000,000. As of March 31, 2000, the Company had converted all of the Series A Stock into shares of Common Stock.

     A new issuance of Series A Preferred Stock occurred on August 13, 2001 in which 2,575,000 shares were issued for $2,575,000 (See Note 11).

NOTE 8: STOCKHOLDERS' EQUITY

     On December 6, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission requesting that 7,000,000 shares of Common Stock be registered and set aside for the Company's stock option plans.

NOTE 9: EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarters ended June 30, 2001 and 2000, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants. All Common Stock amounts and per share information have been restated to reflect the Reverse Split for all periods presented. The following table provides a reconciliation between net income and net income applicable to common stockholders, and between basic and diluted shares outstanding:

                                                   For the Three Months Ended             For the Nine Months Ended
                                                             June 30,                              June 30,
                                                       2001              2000                2001               2000
=========================================================================================================================
Net income (loss)                                $   (744,856)       $    645,126       $ (1,396,894)       $  1,410,506
Less:
   Series A Stock dividends                                --                  --                 --             (44,021)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common
   stock (basic and diluted)                     $   (744,856)       $    645,126       $ (1,396,894)       $  1,366,485
=========================================================================================================================
Weighted average number of common
   shares used in basis earning per share          24,151,050          24,022,358         24,134,500          18,074,184

Effect of dilutive securities:
   Stock options                                           --             485,500                 --             485,500
   Warrants                                                --             443,334                 --             443,334
-------------------------------------------------------------------------------------------------------------------------
Weighted average number of common
   shares and dilutive potential common
   stock used in dilutive earning per share        24,151,050          24,951,192         24,134,500          19,003,018
=========================================================================================================================

NOTE 10: RELATED PARTY TRANSACTIONS

     Accrued liabilities as of June 30, 2001 included $90,000 in deferred compensation to the Company's President and Chief Executive Officer, Charles T. Comiso. On July 27, 2001, the $90,000 of deferred compensation, plus an additional $5,000 of deferred compensation for the month of July 2001, was converted to a note payable to Mr. Comiso along with $6,800 of additional compensation and $30,000 of funds borrowed from Mr. Comiso for working capital. The note payable to Mr. Comiso totaled $131,800 and carried an interest rate of ten percent (10%) per annum. In conjunction with the closing of the Series A Preferred Stock financing (See "Note 11: Subsequent Events" below) on August 14, 2001, Mr. Comiso converted $90,000 of the note payable into 90,000 shares of Series A Preferred Stock. The remaining balance of the note payable was repaid on August 13, 2001.

     On August 13, 2001, the Company closed a private financing in the amount of $2,575,000. New Century Equity Holdings Corp. (Nasdaq: NCEH) participated in the financing through the purchase of one million shares of the Company's Series A Preferred Stock. The Chairman and Chief Executive Officer of New Century Equity Holdings Corp. is also the Company's Chairman of the Board of Directors.

As part of the August 13, 2001 private financing transaction, a certain number of the Company's employees purchased shares of the Company's Series A Preferred Stock.

NOTE 11: SUBSEQUENT EVENTS

     The Company has settled a lawsuit filed by one of its customers related to the discontinued memory module manufacturing business for alleged breach of contract. The suit asked for actual damages of $77,838 and was settled for an undisclosed amount. The settlement amount is included in net current liabilities of discontinued operations as of June 30, 2001.

     The Company has reached an agreement with a former equipment financing company to settle a lawsuit claiming a breach of an agreement for certain manufacturing equipment previously utilized in the Company's discontinued memory module manufacturing business. The manufacturing equipment has been sold at the direction of the equipment financing company. The settlement amount is included in net current liabilities of discontinued operations as of June 30, 2001.

     The Company has settled a dispute arising from the guaranty of a lease associated with the Company's discontinued memory module manufacturing business. The settlement was made with the landlord and the Scottish Enterprise and releases the Company from any guaranty of past or future rental payments and other related expenses in connection with the default of Tanisys (Europe) Ltd. The dispute arose when, in December 1999, the Company sold assets and liabilities related to its memory module manufacturing business and exited the memory module manufacturing business. Included in the sale was all of the capital stock of Tanisys (Europe) Ltd., which was then a wholly owned subsidiary of the Company. Tanisys (Europe) Ltd. (the "Lessee") had executed a 15-year lease in April 1998 covering industrial premises situated in High Blantyre, Scotland. In connection with the execution of the lease, the Company co-guaranteed the lease payments along with the Scottish Enterprise. The initial annual rental payment was approximately $200,000, plus increases based on reviews in 2003 and 2008. In March or April 2000, Tanisys (Europe) Ltd., which is now owned by the purchaser of the Company's discontinued memory module manufacturing business, abandoned the premises, and accordingly, the landlord sought reimbursement for its losses resulting from the Lessee vacating the property. The Company was the first guarantor and the Scottish Enterprise was the second guarantor of the lease. The liability for this settlement is recorded in the net current liabilities of discontinued operations as of June 30, 2001.

     The slowdown in the worldwide semiconductor industry has had a severely negative impact on the Company's revenues and cash flows resulting in the need for an infusion of cash into the Company. Therefore, on August 13, 2001, the Company closed a private placement financing in the amount of $2,575,000. New Century Equity Holdings Corp. (Nasdaq: NCEH) ("New Century") participated in the financing through the purchase of one million shares of the Company's Series A Preferred Stock. The proceeds will be utilized to continue its product development and marketing efforts and to provide working capital for the Company's operations.

     In connection with the private placement financing, the Company issued 2,575,000 shares of its Series A Preferred Stock for $1.00 per share. Each share of Series A Preferred Stock is initially convertible into 33.334 shares of the Company's common stock. The holders of the Series A Preferred Stock will be entitled to a cumulative annual dividend of 15%, which, at the option of the holders of the Series A Preferred Stock, may be paid in cash or in additional shares of Series A Preferred Stock. The holders of the Series A Preferred Stock will have a liquidation preference in the event of any liquidation sale, merger or other similar event, and have registration rights and other customary rights. The Company has also agreed to make payments to the Series A Preferred Stock, to the extent its cash flow meets certain levels, until the holders have received the amount of their investments in the Series A Preferred Stock and has granted a security interest in all of its assets to secure its obligation to make these payments. The Company has also agreed to issue additional shares of Series A Preferred Stock equal to 50% of the then fully diluted common stock to the investors if the Company fails to return the amount of their investment, plus the mandatory dividends, by July 15, 2003. In addition, the Company has agreed that if it does not meet any of certain financial targets in any of six performance periods that the Series A Preferred stockholders will be issued additional Series A Preferred Stock equal to 25% of the fully diluted as-if-converted shares of the Company at the end of each such determination period beginning with the quarter ending September 30, 2001. If the slowdown in the worldwide semiconductor industry continues for an extended period of time, the Company may not meet one or more of the specified financial targets, thus triggering the issuance of additional shares of Series A Preferred Stock.

     The Series A Preferred shares will vote together with the Company's common stock on an as-if- converted basis and not as a separate class. Each share of Series A Preferred will have a number of votes equal to the number of common stock shares then issuable upon conversion of such shares of the Series A Preferred Stock.

     The Company has agreed to call a special meeting of its shareholders to vote on a proposal to authorize additional common stock so as to permit the conversion of the Series A Preferred Stock. The holders of the Series A Preferred Stock will be entitled to vote with the holders of the common stock at the special meeting, and will control sufficient votes to approve the proposal. Immediately after the special meeting, the shares of Series A Preferred Stock initially issued would be convertible into approximately 78% of the then outstanding common stock. If Tanisys is required to issue all of the shares of Series A Preferred Stock that it could potentially be required to issue in connection with the Series A financing, those shares would be convertible into approximately 97% of the then outstanding as-if-converted common stock.

     In connection with the financing transaction described above, two members of the Board of Directors of the Company resigned, and New Century appointed two directors to the Board. Subject to certain requirements, New Century will have the right to appoint a third member to the Company's five member Board of Directors.

     Also in connection with the financing transaction described above, the Company's Board of Directors approved, subject to shareholder approval, a new stock option plan, pursuant to which the Board may grant stock options covering up to 15% of the fully diluted common stock, including the Series A Preferred Stock as-if-converted into common stock.

NOTE 12: CONTINGENCIES

     The Company is a defendant in a lawsuit filed by the purchaser of the Company's discontinued memory module manufacturing business for alleged breach of representations, warranties and covenants. The suit asks for $50,000 plus attorneys' fees and court costs. The Company believes the suit is without merit and is vigorously defending its position. The Company believes it is unlikely that the final outcome would have a material adverse effect on the Company's financial position or results from operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended June 30, 2001 and 2000. It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 filed with the Securities and Exchange Commission on December 15, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30, 2000 and references to quarterly periods refer to the Company's fiscal quarters ended June 30, 2001 and 2000.

     On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe) Ltd. The results of the memory module manufacturing business have been classified as discontinued operations, and prior periods have been restated to reflect the sale. The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the consolidated financial statements as of September 30, 1999. As of June 30, 2001, the remaining future costs associated with the disposition of the discontinued operations was $599,135.

     Since consummating the sale transaction, the Company has refocused all of its efforts on the development, manufacture and sale of production-level automated test equipment.

Results of Operations

     The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months and nine months ended June 30, 2001 and 2000:

                                                              For the Three                For the Nine
                                                               Months Ended                Months Ended
                                                                 June 30,                    June 30,
                                                            2001          2000          2001          2000
     =========================================================================      ======================
     Net sales                                              100%          100%          100%          100%
     Cost of goods sold                                      67%           34%           48%           35%
     -------------------------------------------------------------------------      ----------------------
     Gross profit                                            33%           66%           52%           65%
     -------------------------------------------------------------------------      ----------------------
     Operating expenses:
           Research and development                          57%           26%           44%           21%
           Sales and marketing                               28%           16%           25%           15%
           General and administrative                        16%            7%           12%            8%
           Depreciation and amortization                      3%            1%            2%            2%
     -------------------------------------------------------------------------      ----------------------
                    Total operating expenses                104%           50%           83%           46%
     -------------------------------------------------------------------------      ----------------------
     Operating income (loss)                                (71%)          16%          (31%)          19%
     Other income (expense):
           Interest income                                   --            --            --            --
           Interest expense                                  (2%)          (1%)          (1%)          (3%)
           Other income (expense)                            (1%)           1%           (1%)           2%
     -------------------------------------------------------------------------      ----------------------
     Net income (loss) before discontinued operations       (74%)          16%          (33%)          18%
     Income from discontinued operations                     --            10%           --             4%
     -------------------------------------------------------------------------      ----------------------
     Net income (loss)                                      (74%)          26%          (33%)          22%
     =========================================================================      ======================

Net Sales

     Net sales consist of sales of production-level automated test equipment along with related hardware and software, less returns and discounts. Continuing to be impacted by the worldwide semiconductor industry slowdown, net sales decreased 58% to $1,012,583 in the third quarter of fiscal 2001 from $2,430,272 in the same period last year. The Company's customers depend upon the current and anticipated market demand for semiconductors and products that utilize semiconductors. The slowdown in the worldwide semiconductor industry has
resulted  in   significantly   reduced  levels  of  capital   expenditures   for
semiconductor equipment such as the Company's automated test equipment. This slowdown has had a severely negative impact upon the sales of the Company during the quarter ended June 30, 2001. We do not believe that orders for the Company's test systems were lost to competition but instead have been delayed. The Company continues to enhance and broaden its product line to support all memory technologies in order to deliver high quality, cost effective and high-speed test systems to its customers when a recovering economy occurs.

Cost of Sales and Gross Profit

     Cost of sales includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs. Cost of sales for the June 2001 quarter was $673,248, down in absolute dollars from the $834,203 of the previous year, but higher in terms of percent of sales at 67% versus 34% for the same quarter last year. The decrease in cost of sales in terms of dollars was due to lower sales volume in the June 2001 quarter, while the increase in percentage of sales was due to the mix of products sold as well as lower sales volume, resulting in reduced absorption of fixed manufacturing costs.

     Gross profit for the June 2001 quarter was $339,335, as compared to $1,596,069 from the same quarter last year. Gross profit as a percent of sales was 33% and 66% for the quarters ended June 30, 2001 and 2000, respectively. The decrease in gross profit in terms of both dollars and percent of sales was due to the mix of products sold and lower sales volume in the June 2001 quarter, resulting in reduced absorption of fixed manufacturing costs.

Research and Development

     Research and development expenses, which consist of all costs associated with the engineering design and testing of new technologies and products, were $579,239 for the third quarter of fiscal year 2001 as compared to $621,632 for the same quarter last year. Costs reflect the ongoing development of test systems for both Double Data Rate ("DDR") and Flash memory technologies, as well as a new distributed networking architecture that can be applied to all memory technologies.

     The Company will continue to invest in research and development to develop new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.

Sales and Marketing

     Sales and marketing expenses include compensation of sales and marketing related employees and independent sales representatives, plus costs for travel, advertising, trade shows and related overhead. Expenses of $280,860 for the third fiscal quarter of 2001 were down by 26% when compared to $380,343 for the same quarter last year. Most of the reduction reflects sales commissions on lower revenues. The Company continues to market its tests systems to the world's largest semiconductor and memory module manufacturers.

General and Administrative

     General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company. General and administrative expenses for the third quarter of fiscal 2001 decreased 14% to $159,823 from $185,655 for the same quarter of fiscal 2000. The decrease was primarily due to reductions in professional fees and public company expenses. The Company has taken additional actions to decrease general and administrative costs.

Depreciation and Amortization

     Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of "Cost of Goods Sold," and the amortization of intangibles, including patents related to memory module test systems technology. Depreciation and amortization increased to $32,844 in the third quarter of fiscal 2001 from $26,273 in the same quarter of fiscal 2000. The increase reflects investment in new software and hardware tools designed to maximize the efficiency of engineering research and development as well as additional amortization resulting from the issuance of new patents.

Other Income (Expense), Net

     Other income (expense), net consists primarily of interest income less interest expense. Substantially all of the interest expense relates to the Company's working capital loan facility which is utilized for short term inventory requirements and to fund accounts receivable. Interest income relates to the investment of available cash in short-term interest bearing accounts and cash equivalent securities. Other income (expense) decreased to $31,425 in net other expense for the June 2001 quarter from $12,960 in net other income from last year. Interest expense for the June 2001 quarter increased over the same period last year due to increased borrowing from the Company's working capital facility. In addition, non-recurring miscellaneous income enhanced results for the third quarter of last year.

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

     During the third quarter of fiscal 2001, the Company utilized $91,687 in cash flow from its operating activities of continuing operations primarily due to a net loss from operations partially offset by a reduction in accounts receivable. The Company also reduced its revolving credit line by $316,096. Cash and cash equivalents decreased by $529,321 during the quarter ended June 2001 resulting in $79,962 in unrestricted cash and working capital of $230,105 at June 30, 2001, a decrease in working capital of $681,064 from the prior fiscal quarter ended March 31, 2001.

     The Company entered into an Accounts Receivable Financing Agreement ("Debt Agreement") with Silicon Valley Bank on May 30, 2001 to fund accounts receivable and provide working capital. The Company has violated certain requirements of its Debt Agreement with Silicon Valley Bank relating to failure to meet the specified net income level for the quarter ended June 30, 2001. The Company and Silicon Valley Bank entered into a Loan Modification and Forbearance Agreement dated August 3, 2001 in which Silicon Valley Bank agreed to forbear from exercising its rights and remedies under the Debt Agreement until the Company closed its Series A Preferred Stock financing. Upon the closing and funding of the Series A Preferred Stock financing, Silicon Valley Bank waived its rights and remedies under the Debt Agreement.

Significant Customer Concentration

     A significant percentage of the Company's net sales is produced by a relatively small number of customers. In the third quarter of fiscal 2001, the ten largest customers accounted for approximately 98% of net sales compared to approximately 98% in the same period last year. The top three customers represented 33%, 22%, and 18% of sales, respectively, in the quarter ended June 30, 2001. The customer that represented 22% of sales in the June 2001 quarter accounted for approximately 58% of sales in the same period last year. Four customers were included in both top ten customer lists for the third fiscal quarters of 2001 and 2000; they accounted for approximately 50% of sales in third quarter of fiscal 2001 and approximately 87% of sales in the third quarter of fiscal 2000.

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

Certain Events Occurring Subsequent to June 30, 2001

     The slowdown in the worldwide semiconductor industry has had a severely negative impact on the Company's revenues and cash flows resulting in the need for an infusion of cash into the Company. Therefore, on August 13, 2001, the Company closed a private placement financing in the amount of $2,575,000. New Century Equity Holdings Corp. (Nasdaq: NCEH) ("New Century") participated in the financing through the purchase of one million shares of the Company's Series A Preferred Stock. The proceeds will be utilized to continue its product development and marketing efforts and to provide working capital for the Company's operations.

     In connection with the private placement financing, the Company issued 2,575,000 shares of its Series A Preferred Stock for $1.00 per share. Each share of Series A Preferred Stock is initially convertible into 33.334 shares of the Company's common stock. The holders of the Series A Preferred Stock will be entitled to a cumulative annual dividend of 15%, which, at the option of the holders of the Series A

Preferred  Stock,  may be paid  in cash or in  additional  shares  of  Series  A
Preferred Stock. The holders of the Series A Preferred Stock will have a liquidation preference in the event of any liquidation sale, merger or other similar event, and have registration rights and other customary rights. The Company has also agreed to make payments to the Series A Preferred Stock, to the extent its cash flow meets certain levels, until the holders have received the amount of their investments in the Series A Preferred Stock and has granted a security interest in all of its assets to secure its obligation to make these payments. The Company has also agreed to issue additional shares of Series A Preferred Stock equal to 50% of the then fully diluted common stock to the investors if the Company fails to return the amount of their investment, plus the mandatory dividends, by July 15, 2003. In addition, the Company has agreed that if it does not meet any of certain financial targets in any of six performance periods that the Series A Preferred stockholders will be issued additional Series A Preferred Stock equal to 25% of the fully diluted as-if-converted shares of the Company at the end of each such determination period beginning with the quarter ending September 30, 2001. If the slowdown in the worldwide semiconductor industry continues for an extended period of time, the Company may not meet one or more of the specified financial targets, thus triggering the issuance of additional shares of Series A Preferred Stock.

     The Series A Preferred shares will vote together with the Company's common stock on an as-if-converted basis and not as a separate class. Each share of Series A Preferred will have a number of votes equal to the number of common stock shares then issuable upon conversion of such shares of the Series A Preferred Stock.

     The Company has agreed to call a special meeting of its shareholders to vote on a proposal to authorize additional common stock so as to permit the conversion of the Series A Preferred Stock. The holders of the Series A Preferred Stock will be entitled to vote with the holders of the common stock at the special meeting, and will control sufficient votes to approve the proposal. Immediately after the special meeting, the shares of Series A Preferred Stock initially issued would be convertible into approximately 78% of the then outstanding common stock. If Tanisys is required to issue all of the shares of Series A Preferred Stock that it could potentially be required to issue in connection with the Series A financing, those shares would be convertible into approximately 97% of the then outstanding as-if-converted common stock.

     In connection with the financing transaction described above, two members of the Board of Directors of the Company resigned, and New Century appointed two directors to the Board. Subject to certain requirements, New Century will have the right to appoint a third member to the Company's five member Board of Directors.

     Also in connection with the financing transaction described above, the Company's Board of Directors approved, subject to shareholder approval, a new stock option plan, pursuant to which the Board may grant stock options covering up to 15% of the fully diluted common stock, including the Series A Preferred Stock as-if-converted into common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information on the Company's legal proceedings is contained in this Form 10-Q for the quarterly period ended June 30, 2001 in "Part 1 Financial Information" under the caption "Notes to Consolidated Financial Statements" under "Note 12: Contingencies," and is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

     (a)  Not applicable.

     (b)  Not applicable.

     (c) On August 13, 2001, the Company issued 2,575,000 shares of its Series A Preferred Stock in a private financing for consideration of $2,575,000. The shares of Series A Preferred Stock issued in the private financing are restricted securities. The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended. Information on the Series A Preferred Stock transaction is contained in this Form 10-Q for the quarterly period ended June 30, 2001 in "Part 1 Financial Information" under the caption " Notes to Consolidated Financial Statements" under "Note 11: Subsequent Events," and is incorporated herein by reference.

     (d)  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          The exhibits listed below are filed as part of this report.

          Exhibit
          Number                Description
          ------                -----------

          10.40 Silicon Valley Bank Accounts Receivable Financing Agreement dated May 30, 2001 (filed herewith)

          10.41 Loan Modification and Forbearance Agreement dated August 3, 2001 (filed herewith)

          10.42 Promissory Note to Charles T. Comiso dated July 27, 2001 (filed herewith)


     (b)  Current Reports on Form 8-K:

          Form 8-K dated and filed July 31, 2001 reporting the Company's results of operations for the quarter ended June 30, 2001.

          Form 8-K dated August 13, 2001 and filed August 14, 2001 reporting the Company's issuance of Series A Preferred Stock in a private financing transaction.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TANISYS TECHNOLOGY, INC.


Date: August 14, 2001              By: /s/ CHARLES T. COMISO
                                      --------------------------------
                                      Charles T. Comiso
                                      Chief Executive Officer,
                                      President and Director


Date: August 14, 2001              By: /s/ TERRY W. REYNOLDS
                                      --------------------------------
                                      Terry W. Reynolds
                                      Vice President and Chief Financial Officer
                                      (Duly authorized and Principal Accounting
                                      Officer)