Form 10-K
period 2001-09-30
TANISYS TECHNOLOGY INC
filed 2001-12-21
CIK 929775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

or

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

Common Stock, No Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   [  ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 17, 2001 was approximately   1,328,114 based upon the closing sale price of the Common Stock as reported on the Nasdaq OTC Bulletin Board. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicated below is the number of shares outstanding of the registrant’s only class of common stock at December 17, 2001:

Number of Shares

Title of Class

    Outstanding

Common Stock, no par value

      24,147,534

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held February 26, 2002, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended September 30, 2001 are incorporated by reference into Part III of this report.

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

2001 ANNUAL REPORT ON FORM 10-K

INDEX

           PAGE

PART I

Item 1.

Business…………………………………………………………………..……...….........…….…

    4

Item 2.

Properties…………………………………………………………………...…...….........……….

 110

Item 3.

Legal Proceedings………………………………………………………………..…...….......….

 110

Item 4.

Submission of Matters to a Vote of Security Holders….………..…...…........……….…..

 110

PART II

Item 5.

Market for the Company’s Common Equity and Related Stockholder Matters……..

 121

Item 6.

Selected Financial Data ……………………………………………………….…………………

 153

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations ……………………………………………………….……………………

 164

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.....................……………..

 295

Item 8.

Financial Statements and Supplementary Data ………………………………………..

 295

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure……………………………………………………………..…......…..

 5547

PART III.

Item 10.

Directors and Executive Officers of the Company ………………………………………...

5547

Item 11.

Executive Compensation………………………………………………………….……………..

560

Item 12.

Security Ownership of Certain Beneficial Owners and Management………………….

56

Item 13.

Certain Relationships and Related Transactions ………………………………………….

568

PART IV.

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K ………………….

568

SIGNATURES…………………………………………………………………..................………….

624

#

PART I.

ITEM 1.

BUSINESS

Forward-Looking Statements - Cautionary Statements

The following discussions contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Tanisys Technology, Inc., and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse") Rosetta Marketing and Sales, Inc. ("Rosetta"), and Tanisys (Europe) Ltd. (collectively, the “Company” or "Tanisys"), could differ materially from their historical results of operations and those discussed in the forward-looking statements. All of the stock of Tanisys (Europe) Ltd. was sold in December 1999 as part of the sale of the memory module manufacturing business.  The forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors. Factors that could cause actual results to differ materially include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; customer relationships and financial condition; relationships with vendors; the interest rate environment; governmental regulation and supervision; seasonality; distribution networks; delays in receipt of orders or cancellation of orders; competitive factors, including increased competition and new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changing technologies; acceptance and inclusion of the Company's technologies by original equipment manufacturers ("OEMs"); changes in product mix; new product development; the negotiation of new contracts; significant quarterly performance fluctuation due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; product shipment interruptions due to manufacturing problems; one-time events; and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. The forward-looking statements should be read in light of these factors and the factors identified in "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to year periods refer to the Company's fiscal years ended September 30, 2001, 2000 or 1999, and references to quarterly periods refer to the Company's fiscal quarters ended December 31, March 31, June 30 and September 30.

General

The Company designs, manufactures and markets production level automated test equipment for a wide variety of semiconductor memory technologies, including Dynamic Random Access Memory (“DRAM”), Synchronous Dynamic Random Access Memory (“SDRAM”), Double Data Rate Synchronous DRAM (“DDR”), Rambus DRAM (“RDRAM®”) and Flash Memory. Operating under the Tanisys Technology name since 1994, the Company has developed into an independent manufacturer of memory test systems for standard and custom semiconductor memory.  These systems are used at semiconductor manufacturers, computer and electronics Original Equipment Manufacturers (“OEMs”) and independent memory module manufacturers. The Company markets a line of memory test systems under the DarkHorse® Systems brand name.  The Company's customer base covers a number of worldwide markets including semiconductor manufacturers, memory module manufacturers, computing systems OEMs and contract manufacturing companies.

During fiscal 1999, a significant portion of the Company’s revenues were derived from manufacturing and sales of semiconductor memory modules.  Memory module sales accounted for 80.3% of total net sales for fiscal 1999.  In December of 1999, the Company sold certain assets and liabilities related to the memory module manufacturing business and exited the memory module manufacturing business.  Included in the sale was all the stock of Tanisys (Europe) Ltd., a wholly owned subsidiary of the Company.  A shortage of computer memory chips in the fourth fiscal quarter of 1999 and a rapid increase in memory prices during the same period severely disrupted the Company’s memory module manufacturing business.  After dropping by approximately 95% from 1996 to mid-1999, memory chip prices escalated rapidly in August and September 1999, before leveling off in October 1999. During this period in 1999, the Company had great difficulties obtaining DRAM inventory and lost several key orders.  Further, the Company’s memory module manufacturing business in Scotland dropped off completely at the end of the fourth fiscal quarter due to the loss of the Company’s major U.K. customer, who was acquired by another semiconductor manufacturer and ceased doing business with the Company.

The sale of the memory module manufacturing business has significantly reduced the Company’s revenues. Since 1999, the Company has concentrated all its resources on the memory test systems business as new technologies such as higher speed synchronous DRAM, Rambusâ memory, Double Data Rate synchronous DRAM and Flash memory become prevalent requirements of computing products.

Common Stock Reverse Split

At the Company’s Annual Meeting of Stockholders on May 23, 2000, the Company’s stockholders approved a one-for-two reverse stock split of the Company’s Common Stock (the “Reverse Split”) effective May 25, 2000.  The Reverse Split had no effect on the number of authorized shares of Common Stock or preferred stock.  Any stockholder otherwise entitled to any fractional share interest due to the Reverse Split received in lieu thereof, one additional share of Common Stock for the fractional share such stockholder would have been entitled to as a result of the Reverse Split.

The number of shares and per share amounts of the Company’s Common Stock, warrants and stock options set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

Industry Overview

The economic downturn that has occurred during the fiscal year ended September 30, 2001 has had an impact on purchases and capital spending in many of the worldwide markets the Company serves.  Management is uncertain as to how long the current downturn may be in these markets.

The demand for semiconductor memory in digital electronic systems has grown significantly over the last several years, according to Dataquest, Semico Research and other market research firms. This demand results from the increased importance of memory in determining system performance. An increasing demand for greater system performance requires that electronics manufacturers increase the amount of semiconductor memory incorporated into a system.

Factors contributing to the demand for memory include unit sales of personal computers ("PCs") in the business and consumer market segments, increasing use of PCs to perform memory-intensive graphics tasks, increasingly faster microprocessors, the release of increasingly memory intensive software and the increasing performance requirements of PCs, workstations, servers and networking and telecommunications equipment. Additionally, there are future high growth requirements for semiconductor memory with the escalating needs of wireless and portable devices such as cell phones, digital cameras, personal digital assistants and other consumer oriented products.

Semiconductor memory products are segmented into three primary classes: Dynamic Random Access Memory ("DRAM"), Static Random Access Memory ("SRAM") and non-volatile memory, such as Flash memory. DRAM typically is the large "main" semiconductor memory of systems, SRAM provides higher performance and Flash memory and other non-volatile memory retain their contents when power is removed. In addition, within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices designed for application specific uses.

The growing variety of memory components drives the increasing demand for DarkHorse type cost-effective production memory test systems to test each of these categories of memory.

Memory Module Market

Since the memory module market influences the memory module test systems market, the Company feels it is appropriate to comment briefly about the memory module market. Semiconductor memory modules (“modules”) are small printed circuit board assemblies containing semiconductor memory devices and support components. Many computer and electronic systems use modules to permit OEMs to more easily upgrade their systems and to increase flexibility by permitting different types of modules to configure one base system for multiple price or performance targets. Semiconductor memory modules are nearly always attached to a main system board in a daughter card fashion rather than directly to a computer system board, for reasons of upgradeability and flexibility.  Memory modules permit OEMs to manufacture systems on a build-to-order (“BTO”) basis by configuring the system after the customer's order is placed. The benefits of BTO for OEMs are faster announcement of new systems, increased customer satisfaction, reduced inventory risk and reduced costs, all of which require cost effective, high speed, high quality and flexible memory module test systems capability.

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

Flash Memory Market

Flash memory is a non-volatile memory capable of retaining data even when power has been removed.  Flash is projected to be one of the fastest growing segments of the semiconductor industry, with unit shipments growing at a 15% compounded annual rate.  The Flash memory market consists primarily of device level and card level segments.  Device level Flash predominantly comes in two architecture types, NOR and NAND Flash. NAND Flash is projected to grow at over 60% annually over the next 5 years, as consumer applications such as digital cameras, camcorders, PDA’s, cell phones, and solid state replacements for CD audio/video and VHS tapes drive unit and density growth.

Flash cards are a growing end use application of Flash memory, with these cards being used in many of the consumer applications mentioned previously, specifically hand-held devices such as PDA’s, MP3 players, cell phones and digital cameras.  The Flash card market is projected to grow at nearly 30% annually over the next 5 years.

Flash Memory Test Systems Market

The market for test systems for Flash memory can be divided into two top-level segments: Flash card test and Flash device test.  The Flash device test system market is well established, with several large ATE companies offering solutions.  However, as Flash densities continue to skyrocket, there is a tremendous push from IDMs (Integrated Device Manufacturers) for lower cost test solutions, since the cost of test will rise dramatically as the densities grow.

The market for Flash card test is an emerging market, with very few entrenched competitors.  Many manufacturers currently use in-house test solutions, as their volumes have been too low in the past to justify an outside test product.  However, as volumes are projected to grow rapidly in the small form-factor flash-card market, most manufacturers are now looking for outside test solutions to meet their future needs.

Products and Services of the Company

The Company designs, manufactures and markets semiconductor memory test systems. The Company's memory test systems are oriented for both memory module assembly manufacturing and memory aftermarket purposes and include a broad line of test fixtures, test algorithm suites and test services.

Memory Module Test Systems Products

The Company's memory module test systems are marketed under the DarkHorse brand name to utilize existing brand awareness. The current product line includes various models of the SIGMA·3 aimed at specific variations in technology. The SIGMA·3 test system is sold to semiconductor memory manufacturers who build leading edge Synchronous Dynamic Random Access Memory (“SDRAM”) modules for the latest PC100/PC133 specification and who require high quality, maximum throughput and cost effectiveness in their production test systems.  In addition, the Company has continued to install its Rambusâ version of the SIGMA·3.  This system is targeted at one of the newest emerging memory technologies and operates at frequencies of over 800 MHz.  As the Rambusâ technology matures in the marketplace, the Company will continue to offer this system for its customers’ expanding test capabilities.  The Company has also developed and continues to sell a version of the SIGMA·3 memory module test system with capabilities to test Double Data Rate SDRAM (“DDR”).  Another major feature of the SIGMA·3 test system is its backward compatibility to test older memory technologies such as EDO and Fast Page mode memory.

The Company differentiates its memory test systems by targeting its systems’ features specifically for the purpose of cost effective, high quality, production level testing of memory products. The Company’s memory test systems are designed for comparable performance at lower prices relative to the general-purpose test systems offered by competitors.

Flash Memory Test Systems Products

The Company markets its Flash memory test systems under the DarkHorse brand name to capitalize on existing brand awareness of its SIGMA·3 line of memory test systems.  The Company’s Flash memory test systems, the SIGMA·4™ Model 500, has been designed to provide Flash manufacturers with a scaleable, highly flexible test platform capable of testing NOR, NAND, and Serial Flash devices.  The SIGMA·4™ Model 500 has infinite expandability because of the Company’s Distributed Network Architecture ™ (“DNA”) which allows manufacturers unlimited scalability to meet their growing test capacity needs.

Customers, Sales and Marketing

In North America and Europe, a majority of the Company’s memory test systems are sold directly to semiconductor and independent memory module manufacturers.  In Asia, the Company also sells its test systems through distribution partners and independent sales representative organizations.  In fiscal 2001 and 2000, the Company’s ten largest customers accounted for 90.7% and 81.5% of net memory test system net sales, respectively.  In fiscal 2001 and 2000, the Company had one customer which accounted for 26.2% and 23.9% of the Company’s net memory test system sales, respectively.  In fiscal 1999, one customer accounted for 43.8% of the Company’s net test system sales.

Sales to distribution partners in Asia accounted for 1.6%, 11.7% and 2.7% of the Company’s net sales in fiscal 2001, 2000 and 1999, respectively. Sales to distribution partners are recognized as revenue by the Company upon the shipment of products because the distribution partners, like the Company’s other customers, have issued purchase orders with fixed pricing and are responsible for payment to the Company.

Backlog

Sales generally are made against standard customer purchase orders. The Company's backlog generally includes those customer orders for which it accepted purchase orders and planned shipment dates within the next year.   The Company does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding is business.  Backlog is not an indicator of future sales, and orders in the backlog are subject to change in delivery terms or even cancellation. Accordingly, there is no assurance that current backlog will lead to future sales. The Company's total backlog of memory test systems was approximately $81,000 and $198,000 at fiscal 2001 and 2000 year end, respectively.

Competition

The memory module and memory test equipment industries are intensely competitive. These markets include a large number of established companies, several of which have achieved a substantial market share. Certain of the Company's competitors in these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, and larger customer bases than the Company. In the memory module test systems market, the Company competes primarily with companies supplying automatic test equipment. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

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

Sources and Availability of Raw Material

The Company’s operations utilize a wide variety of semiconductors, electromechanical components and assemblies, and other raw materials such as sheet metal.  The Company believes that the materials and supplies necessary for the manufacture and assembly of its products are presently available in the quantities required.  The materials, supplies and product subassemblies are purchased from a substantial number of vendors.  The Company has, for a number of its products, existing alternate sources of supply, or such sources are readily available.  Portions of the Company’s manufacturing and assembly operations are dependent upon the ability of suppliers to deliver quality components and subassemblies in time to meet manufacturing, assembly, and distribution schedules.  The failure of suppliers to deliver in a timely manner may adversely affect the Company’s operating results until alternative sources are developed.  In addition, the Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts.  If such constraints persist for a period of time, they may adversely affect the Company’s results of operations.  However, the Company believes that alternate suppliers could be arranged within a reasonable time so that material long-term adverse impacts would be minimized.

Research and Development

The Company's management believes that the timely development of new memory test systems and technologies is essential to maintain the Company's competitive position. In the electronics market, the Company's research and development activities are focused primarily on new memory testing technology and continual improvement in its memory test products. Additionally, the Company provides research and development services for customers either as joint or contracted development. The Company plans to continue to devote substantial research and development efforts to the design of new memory test systems that address the requirements of semiconductor companies, OEMs and independent memory module manufacturers.

The Company's research and development expenses were $2,425,061 in fiscal 2001, $2,005,052 in fiscal 2000 and $1,602,131 in fiscal 1999. A portion of the research and development expense is focused on creating a patent portfolio to protect the Company’s intellectual property and to create a competitive edge over competitors.

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

Synchronous Memory Test System.   Issued U.S. Patent Number 5,995,424 on November 30, 1999. This patent describes the operation of the SYNC·LC memory tester.

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

Synchronous Memory Identification System.  Issued as U.S. Patent 6,183,253 on January 30, 2001.Serial Number 08/895,550 filed July 1997.  This patent application describes additional applications for the use of table-based method with nested loops to automatically identify a synchronous memory module configuration.

Microsequencer for Memory Test Systems.  Serial Number 09/033,363 filed March 1998. This patent application discusses the sequencer function in the SIGMA·3 tester with emphasis on exception handling and timing set compression through use of VLIW instructions.

Programmable Pulse Generator.  Issued as U.S. Patent 6,067,648 on May 23, 2000.  This patent describes the PPG operation in the SIGMA·3 tester.

Tester Systems.  Issued as U.S. Patent 6,064,948 on May 16, 2000.  This patent describes the code generation for the SIGMA·3 tester.

Method and System for Testing RAMBUS® Memory Modules.  Issued as U.S. Patent 6,285,962 on September 4, 2001.  This patent describes a low cost method of testing RAMBUS®  memory modules.

Method and System for Timing Control in the Testing of RAMBUS® Memory Modules.  This patent application with Serial Number 09/359,173 describes the method of performing timing measurements for RAMBUS® Memory Modules.

Method and System for Distributed Testing of Electronic Devices.  This patent application with Serial Number 60/236,756 describes a method to easily increase test capacity at a low cost.

Nested Loop Method of Identifying Synchronous Memories.  Issued as Taiwanese (ROC) Patent 132190 on April 21, 2001. The patent describes how to automatically identify a synchronous memory module configuration using a table-based method with nested loops.

Synchronous Memory Test System. Issued as Taiwanese (ROC) Patent 133631 on May 16, 2001.  This patent describes the operation of the SYNC·LC memory tester.

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

Employees

At September 30, 2001, the Company had 43 employees, including 27 engineering, product development, manufacturing and technical support employees, 9 finance and administration employees and 7 employees in the sales and marketing area.

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

ITEM 2.

PROPERTIES

At Sseptember 30, 2001, t1, THE he company had under lease 14,846 square feet of space for its corporate offices at 12201 Ttechnology Bboulevard, Ssuite 125, Aaustin, Ttexas.  Tthe company currently is paying annual rental of approximately $151,429 until Aapril 30, 2003, plus a pro rata charge for property taxes, common area maintenance and insurance.

ITEM 3.

LEGAL PROCEEDINGS

None.

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

The table below sets forth the high and low closing prices of the Common Stock from October 1, 1999 through December 17, 2001, as reported on the Nasdaq OTC Bulletin Board.  These price quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  In addition, the  per share amounts have been retroactively adjusted for all periods presented to reflect the Reverse Split.

  Common Stock

Quarter Ended

High

Low

Fiscal 2000:

December 31, 1999

$1.58

$0.48

March 31, 2000

  6.37

  0.51

June 30, 2000

  2.63

  0.52

September 30, 2000

  2.56

  1.00

Fiscal 2001:

December 31, 2000

  2.56

  0.55

March 31, 2001

  1.06

  0.55

June 30, 2001

  0.55

  0.18

September 30, 2001

  0.17

  0.05

Fiscal 2002:

Through December 17, 2001

              0.09

               0.05

Stockholders

On September 30, 2001, there were 24,147,534 shares of Common Stock outstanding held by 159 holders of record.  The last reported sales price on the Common Stock on December 17, 2001, was $0.05 (rounded) per share.

Dividends

During the fiscal year ended September 30, 2000, the Company declared and issued dividends of 111,829 shares of Common Stock to the holders of record of its Series A Convertible Stock.  All of the Series A Convertible Stock had been converted to Common Stock as of September 30, 2000.

In a private placement on August 13, 2001, the Company entered into a Series A Preferred Stock Purchase Agreement.  The Company recorded a dividend of 53,229 shares of its Series A Preferred Stock to the holders of the Company’s Series A Preferred Stock as of September 30, 2001.  The Company has not declared or paid any dividends with respect to the Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company’s business. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.  Further, there can be no assurance that the proposed operations of the Company will generate the revenue and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends at any time in the future.

Private Placements

On June 30, 1998, the Company entered into a Convertible Stock Purchase Agreement with an accredited investment group.  The Company issued 400 shares of its Series A Convertible Stock, for $10,000 per share, with offering costs of approximately $460,000.  The Series A Convertible Stock was convertible into the Company's no par value common stock ("Common Stock") at the option of the holder beginning 90 days after the June 30, 1998 closing date.  The conversion price was the lesser of the fixed conversion price of $4.62 per share or a variable conversion price.  The Series A Convertible Stock also provided certain mandatory redemption rights which triggered upon the occurrence of certain events.  Attached to the Series A Convertible Stock were warrants to purchase 100,000 shares of Common Stock at $6.00 per share with a term of four years.  The Company believes that the sale of the Series A Convertible Stock was exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act.  The underlying Common Stock was registered with the Securities and Exchange Commission under a Registration Statement on Form S-3 effective August 13, 1998; however, upon delisting of the Company’s stock from the Nasdaq SmallCap Market on July 27, 1999, the Company became ineligible to file or maintain certain registration statements.  The net proceeds from this offering were used as working capital for the Company and to make direct or indirect payments to others.

On July 27, 1999, the Company’s Common Stock was delisted from trading on the Nasdaq SmallCap Market, but is currently traded on the Nasdaq OTC Bulletin Board.  The delisting was a triggering event under the Convertible Stock Purchase Agreement, and the preferred stockholders have converted all of the Series A Stock as of September 30, 2000.  During the year ended September 30, 2000, the preferred stockholders converted 225 shares of Series A Convertible Stock for 4,672,541 shares of Common Stock.  In addition, the preferred stockholders exercised a portion of the attached warrants for 66,667 shares of Common Stock during the year ended September 30, 2000.  The remaining warrants are currently exercisable at $6.00 per share and expire on June 30, 2002.

In March 2000, the Company issued 1,528,750 shares of its Common Stock for consideration of $1,223,000.  The shares of Common Stock issued in the private placement are restricted securities (Rule 144).  The transaction was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended.  Proceeds of the private placement were used for working capital.

On August 13, 2001, the Company closed a private placement financing by entering into a Series A Preferred Stock Purchase Agreement with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation. The Company issued 2,635,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $1.00 per share, with offering costs of approximately $17186,000.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock.  The proceeds will be utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

On September 28, 2001, the Company issued 7,200 shares of Series A Preferred in lieu of cash for costs relating to the offering.

Each share of Series A Preferred is convertible into 33.334 shares of Common Stock.  The holders of the Series A Preferred will be entitled to a cumulative annual dividend of 15%, payable quarterly, which, at the option of the holders of the Series A Preferred may be paid in cash or in additional shares of Series A Preferred.

The Company recorded a dividend of 53,229 shares of Series A Preferred Stock to the holders of the Company’s Series A Preferred Stock  as of September 30, 2001.

The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock including the 7,200 shares for costs related to the offering (see Note 9) and notes payable to the investors in the amount of $2,642,200 (see Note 7).

The holders of the Series A Preferred will have a liquidation preference in the event of any liquidation, sale, merger or similar event, and have registration rights and other customary rights.  The Company has also agreed to make payments to the holders of the Series A Preferred, to the extent its cash flow meets certain levels, until the holders have received the amount of their investment in the Series A Preferred and has granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility.  In addition, the Company has also agreed to issue additional shares of Series A Preferred equal to 50% of the then fully diluted Common Stock to the holders if the Company fails to return the amount of their investment, plus the mandatory dividends, by July 15, 2003.  The Company has also agreed to issue, at up to six different times, additional shares of Series A Preferred to the investors equal to 25% of the then fully diluted Common Stock if the Company fails to meet any of certain financial targets, beginning with the quarter ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003, and December 31, 2003.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  If the slowdown in the worldwide semiconductor industry continues for an extended period of time, the Company may not meet one or more of the remaining specified financial targets, thus triggering the issuance of additional shares of Series A Preferred. TIt appears that the Company does not expectwill not meet  to meet the specified financial targets for the quarter ended December 31, 2001.

The Company has also agreed to make payments to the holders of the Series A Preferred for the face amount of the notes payable, to the extent its cash flow meets certain levels, until the holders have been repaid $2,642,200.  The Company has also granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility. The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock (see Note 9) and a note payable to the investors for the amount of their investment of $2,642,200.  The notes haves no interest, cannot be prepaid, and matures on July 13, 2003.  Repayment on the notes can only be made with payments calculated by multiplying the excess of the quarterly EBITDA over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the debt has notes have been repaid in full. However, if the notes havedebt has  not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis. Prior to maturity, the notes shall not include any interest payable. Upon maturity, and until such time that New Century exercises the option described above, the notes shall accrue interest at 18% per annum.

The Company obtained an appraisal of the Series A Preferred and the notes payable at August 13, 2001, and allocated the proceeds of the financing to both instruments based on the valuation. The proceeds of $2,642,200 were allocated to the Series A Preferred and the notes payable in the amount of $2,465,200 and $177,000, respectively.

The beneficial conversion feature (discount) in the amount of $7,439,168, for the convertible preferred stock is limited to the proceeds allocated to the Series A Preferred in the amount of $2,465,000. Due to the Series A Preferred being immediately convertible, the $2,465,000 has been recorded as a dividend in the consolidated financial statements.

The $177,000 allocated to the notes payable to the Series A Preferred stockholders consists of the face value of $2,642,200 net of a discount on the debt of $2,465,200 to be amortized over the term of the note.  For the fiscal year ended September 30, 2001, the Company charged $168,801 of the discount on the debt to interest expense leaving a September 30, 2001 note balance, net of discount, of $345,801.

The Series A Preferred shares will vote together with the Company’s Common Stock on an as-if-converted basis and not as a separate class.  Each share of Series A Preferred will have a number of votes equal to the number of Common Stock shares then issuable upon conversion of such shares of the Series A Preferred Stock.  Upon the closing of the Purchase Agreement, the Series A Preferred stockholders had 78% of the combined eligible voting power of the outstanding Common Stock and Series A Preferred.  As of December 31, 2001, the Series A Preferred stockholders will  controlled 84% of the voting power of all stockholders of the Company.  If none of the financial targets included in the Purchase Agreement are met and the Company fails to pay the note payable to return the amount of the Series A Preferred stockholders’ investment by July 15, 2003, then, by December 31, 2003, the Series A Preferred stockholders could potentially control approximately 94% of the voting power of the Company, inclusive of all potentially dilutive options and warrants.

 At the Company’s 2002 Annual Stockholders Meeting, the shareholders will vote on a proposal to authorize additional Common Stock necessary to facilitate the conversion of the Series A Preferred.  The holders of the Series A Preferred will be entitled to vote with the holders of the Common Stock at the meeting, and will control sufficient votes to approve the proposal.

In connection with the transaction described above, two members of the Board of Directors of the Company resigned, and New Century, by authority designated in the Purchase Agreement, appointed Mr. David P. Tusa and Mr. Justin L. Ferrero to the Board.  Subject to certain requirements, New Century has the right to appoint a third member to the Company’s current five-member Board of Directors.  New Century has informed the Company that ten days following the mailing of the Proxy Statement to the Company’s stockholders, Mr. Parris H. Holmes, Jr. intends to resign as Chairman of the Board and New Century plans to appoint Mr. C. Lee Cooke as the Company’s new Chairman of the Board.  In accordance with the Purchase Agreement, New Century has the right to maintain the majority of Board positions in the event the Board is expanded beyond its current number of five members.

ITEM 6.

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are derived from the consolidated financial statements of the Company, which for the fiscal years ended September 30, 2001, 2000 and 1999 have been audited by Brown, Graham and Company, P.C., independent certified public accountants.

On May 21, 1996, the Company acquired 1st Tech Corporation and Darkhorse Systems, Inc.  The acquisitions were accounted for using the purchase method, resulting in total goodwill of $7.2 million to be amortized over a two-year period.  The results of operations have been included in the consolidated financial statements since the acquisition date.  The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in this Annual Report on Form 10-K.

Fiscal Years Ended September 30,
(In Thousands, except per share data)
	2001	2000	1999	1998	1997
Net sales	$ 5,206	$ 9,301	$ 10,145	$ 5,349	$ 5,294
Net income (loss) from continuing operations	(2,361)	2,150	1,043	(2,484)	(3,942)
Net income (loss) from discontinued operations	-	-	(10,010)	(6,064)	(6,171)
Goodwill amortization expense	-	-	-	(2,092)	(3,585)
Net income (loss) applicable to common stock per share:
Continuing operations	(.210)	0.11	-	(.30)	(.45)
Discontinued operations	-	-	(.87)	(.59)	(.70)
Total assets	3,56611	4,593	16,814	15,913	17,232
Long-term debt	346	-	2,757	755	81
Series A preferred stock	2,34738	-	1,831	2,390	-

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2001, 2000 and 1999.  It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.  For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30 and references to quarterly periods refer to the Company’s   fiscal quarters ended December 31, March 31, June 30 and September 30. (See “Business – Forward-Looking Statements – Cautionary Statements” included in Part I, Item 1.)

Effective May 21, 1996, the Company acquired, through mergers with its wholly owned subsidiaries, all of the outstanding common stock of 1st Tech Corporation (“1st Tech”) and DarkHorse Systems, Inc. (“DarkHorse”) and began operations in Austin, Texas. The consolidated group of companies began providing custom design, engineering and manufacturing services, test solutions and standard and custom semiconductor memory module products to leading original equipment manufacturers (“OEMs”) in the computer, networking and telecommunications industries.  In consideration for the acquisitions of 1st   Tech and DarkHorse, the Company issued 1,475,000 and 600,000 shares, respectively, of Common Stock.  Prior, but subject to the consummation of the acquisitions of 1st Tech and DarkHorse by the Company, 1st Tech issued 1,150,000 shares of its Common Stock for $2.00 per share in an equity financing, raising a total of approximately $2,300,000, the proceeds of which were used to reduce short-term debt and provide working capital for 1st  Tech.

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

In July 1999, the Company’s stock was delisted from the Nasdaq SmallCap Market for failure to meet Nasdaq’s $2,000,000 net tangible assets requirement.  Delisting of the Company’s stock placed the Company in default under the Convertible Stock Purchase Agreement entered into with KA Investments LLC  (“KA”) dated June 30, 1998, pursuant to which KA purchased 400 shares of 5% Series A Convertible Preferred Stock (“Series A Convertible Stock”) of the Company for $4,000,000.  Under the terms of the Convertible Stock Purchase Agreement, the Series A Convertible Stock was convertible into Common Stock based on a formula set forth in the Agreement and quarterly dividends were payable in Common Stock or cash.  The shares of Common Stock issuable under the Convertible Stock Purchase Agreement were registered under a Registration Statement on Form S-3.  Upon delisting of the Company’s stock from the Nasdaq SmallCap Market on July 27, 1999, the Company’s S-3 was no longer effective.  Delisting also constituted a triggering event for redemption of the Series A Convertible Stock.  As of September 30, 2000, the holder of the Series A Convertible Stock had converted all of its Series A Convertible Stock for 5,440,140 shares of Common Stock.

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

Although a number of alternatives, including Chapter 7 liquidation, were considered by the Board of Directors, the best alternative was considered to be the sale of the memory module manufacturing business.  On December 9, 1999, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with All Components, Inc. (“ACI”). The Asset Purchase Agreement related to the sale of certain assets and business ccomproising the Company’s memory module manufacturing business to an affiliate of ACI, Tanisys Operations, LP, as well as the sale of the stock of the Company’s wholly owned subsidiary, Tanisys (Europe) Ltd. (the “Sale Transaction”).  In addition, the Company entered into a covenant not to compete for ten years after the closing of the Sale Transaction, as further described below.

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

During the years ended September 30, 2001 and 2000, the Company paid $565,821 and $1,654,694 for costs that were accrued as of September 30, 1999, and that related to the discontinued operations, including lease termination costs for capital equipment, professional fees, proxy costs, warranty costs and other related costs.  At September 30, 2001, remaining accrued expenses of $320,909 have been classified as net current liabilities of discontinued operations and $57,251 has been classified as net noncurrent  liabilities of discontinued operations on the Consolidated Balance Sheet.

The results of the memory module manufacturing business have been classified as discontinued operations, and prior periods have been restated to reflect the sale.  The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, have been recorded in the consolidated financial statements as of September 30, 1999.

Since consummating the Sale Transaction in December 1999, the Company has refocused all of its efforts on the memory test systems business.

Results of Operations

The following table sets forth certain consolidated financial data of the Company expressed as a percentage of net sales for the years ended September 30, 2001, 2000 and 1999:

Continuing Operations:	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	51.4	34.2	44.5
Gross profit	48.6	65.8	55.5
Operating expenses:
Research and development	46.6	21.5	15.8
Sales and marketing	25.4	14.8	15.2
General and administrative	13.5	8.4	6.9
Depreciation and amortization	2.8	0.7	1.5
Bad debt expense	.4	0.1	2.3
Total operating expenses	88.7	45.5	41.7
Operating income (loss)	(40.1)	20.3	13.8
Other income (expense), net	(5.3)	2.8	(3.5)
Net income (loss) from continuing operations	(45.4)	23.1	10.3
Net loss from discontinued operations	-	-	(98.7)
Net income (loss)	(45.4%)	23.1%	(88.4%)

Net Sales

Net sales consist of production-level automated test equipment along with related hardware and software, less returns and discounts. The worldwide semiconductor slowdown that occurred during the Company’s fiscal year ended September 30, 2001 impacted net sales resulting in a decrease of 44% to $5,206,153 for fiscal 2001 from $9,300,530 in fiscal 2000.  The Company’s customers depend upon current and anticipated market demand for semiconductors and products that utilize semiconductors.  The industry slowdown has resulted in significantly lower levels of capital expenditures for semiconductor equipment, such as the Company’s automated test equipment.  We do not believe that orders for the Company’s test systems were lost to competition, but instead have been delayed.  In the meantime, the Company continues to enhance and broaden its product line to support all memory technologies in order to deliver high quality, cost effective, high-speed test systems to its customers as the economy recovers.

Net sales for fiscal 2000 of $9,300,530 decreased 8% from $10,145,108 in fiscal 1999.  There were two primary reasons for the decline in net sales.  First, the Company’s  SIGMA·3 test system, launched in fiscal 1999, was widely accepted in the market place.  Second, the industry struggled over which memory technology to embrace for the future: SDRAM PC 133, Rambus® memory or DDR.  While the Company has developed test systems for all three technologies, demand was somewhat slowed in 2000 as customers struggled in their decisions to commit to one or more of the technologies.

Cost of Sales and Gross Profit

Cost of sales includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs.  Gross profit for fiscal 2001 was $2,530,408 as compared to $6,122,056 from the prior year.  As a percent of sales, gross profit was 49% in fiscal 2001, down from 66% in fiscal 2000.  The decreases in both dollars and percent of sales were due to the mix of products sold and lower sales volume in fiscal 2001 resulting in reduced absorption of fixed manufacturing costs.

In fiscal 2000, gross profit was $6,122,056 up from $5,632,506 in fiscal 1999.  Gross profit margin increased in fiscal 2000 to 66% from 56% in fiscal 1999 as a result of improved purchasing practices which brought about more favorable raw material prices, and the Company managed to lower manufacturing costs.

Research and Development

Research and development expenses, which include all costs associated with the engineering design and testing of new technologies and products were $2,425,061 in fiscal 2001, up 21% from the prior year’s $2,005,052.  The higher costs reflect the ongoing development of test systems for both DDR and Flash memory technologies, enhancement of a distributed-networking architecture that can be applied to all memory technologies and continuing efforts to broaden product lines and capabilities.  Costs are expected to decrease slightly in absolute dollars and decrease as a percent of sales as revenue grows.

Research and development expenses increased 25% to $2,005,052 in fiscal 2000 from $1,602,131 in fiscal 1999.  A combination of the development of test systems for Rambus memory, DDR sync DRAM and Flash memory, plus the development of the multi-site feature for the SIGMA·3 system are the main reasons for the increased cost.

Sales and Marketing

Sales and marketing expenses include compensation of sales and marketing employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and related overhead.  Expenses of  $1,324,401 in fiscal 2001 were down nearly 4% from $1,374,386 in fiscal 2000.  The Company continues to market its test systems to the world’s largest semiconductor and memory module manufacturers.  Sales and marketing expenses are expected to increase modestly in terms of dollars, but decrease as a percent of sales in future periods as revenue grows.

In fiscal year 2000, sales and marketing expenses decreased 11% to $1,374,386 from fiscal 1999 $1,537,717.  Higher costs in 1999 reflect aggressive marketing efforts promoting the SIGMA·3 test system.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company.  In fiscal years 2001 and 2000, general and administrative expenses decreased to $706,7167 from $776,684. General and administrative expenses expressed as a percentage of revenues were 13.5% and 8.4% in fiscal years 2001 and 2000, respectively.  The decrease in absolute dollars is the result of cost saving measures taken including personnel reductions in 2001.  The increase when expressed as a percentage of sales was a result of the lower sales volume in fiscal 2001.  Expenses are expected to decrease in both absolute dollars and as a percent of sales as revenue grows.

In fiscal year 2000, general and administrative expenses increased to $776,684 from $703,900 in fiscal 1999, a 10.3% increase.  General and administrative expenses expressed as a percentage of revenues were 8.4% and 6.9% in fiscal years 2000 and 1999, respectively. The increase in actual funds expended in fiscal 1999 was due primarily to normal cost increases associated with personnel and other administrative costs.

Depreciation and Amortization

Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of “Cost of Goods Sold,” and the amortization of intangibles, including patents related to memory module test systems technology.  Depreciation and amortization increased to $145,259 in fiscal 2001 from $62,099 in fiscal 2000.   The increase reflects investment in new software and hardware tools designed to maximize the efficiency of engineering and research.  Depreciation and amortization is expected to remain relatively flat in terms of absolute dollars and decrease as a percentage of sales as revenue  grows.

Depreciation and amortization decreased to $62,099 in fiscal 2000 from $155,466 in fiscal 1999, due to the decline of the remaining asset balances.

Bad Debt Expense

Bad debt expense consists of amounts charged to expense because of trade accounts receivable becoming uncollectible.  The Company’s method of accounting for bad debts is to use historical actual expenses to estimate the amount of current sales that may be uncollectible and to provide for them by creating an allowance that is netted against the trade accounts receivable. The Company writes off amounts related to specific accounts as the collection of these accounts becomes questionable. For fiscal 2001, the amount charged to bad debt expense was $18,930 compared to $14,292 for fiscal 2000 and $233,196 for fiscal year 1999.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income less interest expense, plus other miscellaneous income and expenses. Interest expense of $86,336 was attributable to borrowings from a revolving credit note made to fund short-term inventory requirements and accounts receivable and interest resulting from capital leases.  Interest expense of $168,801 resulted from the amortization of the discount related to the note payable to the Series A Preferred stockholders.  Interest income relates to the investment of available cash in short-term interest bearing accounts and cash equivalent securities.  Other income (expense) decreased to $271,036 of expense in fiscal 2001 from $260,943 of income in fiscal 2000.  For fiscal 2001, other income (expense) included $255,137 of interest expense, $25,373 of interest income, $35,646 of property and state tax expense, and $5,626 of miscellaneous expenses.

The non-recurring miscellaneous income for the year ended September 30, 2000 included $166,582 of income from the forgiveness of debt by some of the Company’s vendors.  In addition, the Company also had $280,000 of non-recurring miscellaneous income which included $100,000 from reserves for accounts receivable and $180,000 from reserves for inventory that were deemed excessive after analytical and reasonableness reviews.  These reserves were initially established due to the uncertainty in the collection of receivables and the inventory mix in anticipation of customer response to the sale of the memory module manufacturing business disclosed in the financial statements as discontinued operations.

At the date of the sale of the memory module manufacturing business in December 1999, the Company had accounts receivable from certain customers related to both the continuing and discontinued operations.  The Company had some concerns as to whether or not some of these customers would pay for the continuing operations accounts receivable due to the “going concern” opinion issued by the independent auditor.  In addition, some of the receivables were aging beyond reasonable terms.  The result was that an accounting estimate was made to reflect these potential collection issues.

By the end of the Company’s fiscal year ended September 30, 2000, the potential collection issues had all been resolved resulting in excess reserves for accounts receivable based on historical bad debt analysis and information available at the time relating to the collectability of the receivables. The Company first applied the reversal of these reserves to bad debt expense.  However, the reserve exceeded bad debt expense and, therefore, the excess was recorded as non-recurring miscellaneous income.  The Company estimates bad debt on a percentage-of-sales adjusted accordingly based on historical analysis of actual bad debts incurred.

The Company’s policy concerning inventory impairment charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed.  If subsequent to the date of impairment it is determined that the impairment charges are recoverable, the Company does not increase the carrying amountscosts  of the affected inventory and corresponding income.

After the sale of the memory module manufacturing business, inventory remained that had been utilized in both the continuing and discontinued operations.  While the inventory items had not been impaired as of the date of the sale of the discontinued operations, the Company did not know if it could utilize all of the inventory before it became obsolete.  Therefore, the Company made an estimate based on the best information available at the time as to the potential exposure due to excess inventory.  Accordingly, an inventory reserve was established to account for this estimate.  By the end of the fiscal year ended September 30, 2000, the Company was able to successfully utilize almost all of the inventory in products that were sold and reduced the cost basis of impaired inventory items by charging the impairment costs to the inventory reserve.  The remaining excess inventory reserve was then recorded as non-recurring miscellaneous income.

Other income (expense) for fiscal year 2000 increased to $260,943 of income, as discussed above, compared to $356,774 of expense in fiscal 1999.  The $356,774 of expense in fiscal 1999 included $371,514 of interest expense, $13,675 of interest income, and $1,065 of miscellaneous  incomeexpenses.

Provision for Income Taxes

For the years ended September 30, 2001, 2000 and 1999, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $2,321,000X,XXX,XXX,, $2,5751,351,000 and $2,570,000 and for non-U.S. income tax purposes of approximately $0,XXX,XXX, $426,000 and $817,000, respectively.  The tax loss carry-forwards of approximately $262,092548,000 at September 30, 20010, begin to expire in 2011.  At September 30, 2001 and 2000, the Company had temporary differences resulting in future tax (income) deductions of approximately $(40X,XXX,XXX,000)  and $1,430,000, respectively, principally representing differences in accounting and tax basis in accrued liabilities, reserves, depreciation, and anticipated loss from discontinued operations.  Deferred income tax assets from the loss carry-forwards and asset basis differences aggregate approximately $8,871,000X,XXX,XXX  and $8,343,000, at September 30, 2001, and 2000, respectively.

For financial reporting purposes, valuation allowances of $X8,871,XXX,000XXX  and $8,343,000 at September 30, 2001 and 2000, respectively, have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

The Company was unable to use the tax losses generated during the current and prior years.  TheThe  availability of the net operating tax loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”), in the event of an ownership change as defined in Section 382 of the Code.  The Company may lose the benefit of such net operating loss carry-forwards due to Internal Revenue Service (“IRS”) Code Section 382 limitations.  This section states that after reorganization or other change in corporate ownership, the use of certain carry-forwards may be limited or prohibited.  The Company believes that the limitations under IRS Code Section 382 limitation did not exist as of September 30, 20010, butand  if triggered, the consequence is expected to have no material impact on the Company’s consolidated financial position or results of operations.

Liquidity and Capital Resources

Since inception the Company has utilized the funds acquired in equity financings of its Common Stock, preferred stock, exercise of warrants, exercise of stock options, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. For fiscal 2001, the Company generated net cash from financing activities of $1,82092,885399  versus using net cash from financing activities of $41,287 in fiscal 2000. The increase of $1,862933,172686 in fiscal 2001 consisted primarily of proceeds $2,575,000  from Series A Preferred Stock sales of $2,353,000 and related debt less , offering costs paid on the Series A Preferred Stock transaction of $17086,877059, repayments of $2,740,757 on revolving credit, borrowings on revolving credit of $2,229,213, and an increase of  $22,642payments on capital lease obligations of $19,054..  At September 30, 2001, the Company had $1,369,988 of cash and working capital of $1,9691,948766.

As of September 30, 2001, the Company had a bank line of credit of $2,000,000 which expires on May 29, 2002, at which time the Company believes the credit facility will be renewed.  At September 30, 2001, there was $1,911,544 of unused credit with this bank credit facility.  Certain financial covenants exists under this bank credit line which were not met as of September 30, 2001.  The Company has requested a waiver of bank has waived the financial covenants defaults  and the Company believes the credit facility will remain in effect until the expiration date of May 29, 2002.  However, there is no guarantee that the bank will waive any future failure by the Company to meet the financial covenants.

On August 13, 2001, the Company closed a private placement financing by entering into a Series A Preferred Stock Purchase Agreement with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation. The Company issued 2,635,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $1.00 per share, with offering costs of approximately $17186,,000.  As part of the issuance of the Series A Preferred Stock, the Company additionally issued a note payable of $2,642,200 to the Series A Preferred stockholders.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock.  The proceeds will be utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

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

Capital expenditures totaled $190232,633329 and $170,876 in fiscal 2001 and 2000, respectively. These capital expenditures were primarily for the purchase of test equipment, expansion of engineering facilities and upgrades to enterprise information systems.

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

In addition, the Company believes that its working capital, capital expenditures and research and development requirements for the long term will be funded through cash generated from operations and lines of credit.  However, the Company may require or choose to obtain additional debt or equity financing in the future.  The Company cannot assure that additional financing, if needed, will be available on favorable terms.

International Sales

International sales accounted for 44.0%, 44.6% and 31.9% of net sales in fiscal 2001, 2000, and 1999 respectively. The Company is subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the U.S. or other countries. Because sales of the Company's products have been denominated to date in U.S. dollars, increases in the value of the U.S. dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Significant Customer Concentration

In North America and Europe a majority of the Company’s memory module test systems are sold directly to semiconductor and independent memory module manufacturers.  In Asia, the Company also sells its test systems through distribution partners and independent sales representative organizations.  In fiscal 2001 and 2000, the Company’s ten largest customers accounted for 90.7% and 81.5% of net memory module test system sales, respectively.  The top customers in each of 2001, 2000, and 1999 accounted for 26.2%, 23.9%, and 43.8% of total test system sales, respectively.

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

History of Losses; Uncertain Profitability

The Company historically experienced operating losses until the fiscal year ended September 30, 2000 in which it had an operating profit of $2,150,486. However, due to the economic slowdown in the worldwide semiconductor industry, the Company recorded an operating loss for the year ended September 30, 2001 of $2,360,995.  At September 30, 2001,  the Company had an accumulated deficit of approximately $42,1312,976046.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  Numerous factors could affect the Company’s operating results, including, but not limited to, general economic conditions, competition, and changing technologies.  A change in any of these factors could have an adverse effect on the Company’s consolidated financial position or results of operations. The Company had to raise additional capital in order to continue its operations in fiscal 2001, resulting in the issuance of Series A Preferred Stock and related debt (See Notes 7 and 9).  The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of the Company’s revenues and its ability to attract additional capital if needed.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn may be dependent upon the success of its future operations.  Management believes that the Company’s reputation in the marketplace and its well respected product line will help generate revenues during the remainder of the economic downturn.  These revenues will result in a certain level of cash flow which, when coupled with the Company’s current cash position, will provide the opportunity for the Company to continue as a going concern.

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

Rapid Technological Change

The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market transitioned from Fast Page mode and EDO memory to SDRAM over a two to three-year period.  Other transitions from SDRAM to Rambusâ and DDR SDRAM continued to occur in 2001 and will continue into 2002. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology; timely and efficient completion of product design; timely and efficient implementation of manufacturing, assembly and test processes; and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in delayed market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Availability, Recruitment and Retention of Technical Personnel

The Company depends upon its ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet the Company’s own personnel needs and the technical requirements of its clients.  Competition for individuals with proven technical skills remains strong, although it has become less intense over the last year.  The computer industry has historically experienced a high rate of attrition of such personnel.  The Company competes for such individuals with competitors, providers of outsourcing services, temporary personnel agencies, computer systems consultants, customers and potential customers. Failure to attract and retain sufficient technical personnel would have a material adverse effect on the Company’s business, operating results and financial condition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments., which would require disclosure under this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Selected Quarterly Data
(Unaudited)

(In thousands except per share data)

		First	Second	Third
Fourth		Quarter	Quarter	Quarter
Quarter	2001
	Net sales	$ 2,140	$ 1,068	$ 1,013
$ 985	Gross profit	1,371	471	339
349	Net income (loss)	298	(950)	(745)
(3,482)(1)	Net income (loss) per share:
	Basic	.01	(.04)	(.03)
(.14)	Diluted	.01	(.04)	(.03)
(.14)
	2000
	Net sales	$ 2,017	$ 2,045	$ 2,430
$ 2,809	Gross Profit	1,259	1,378	1,596
1,889	Net income	253	469	645
740	Net income per share:
	Basic	.02	.03	.03
.03	Diluted	.01	.02	.03
.04
(1) Includes amortization of the value of the beneficial conversion feature on the preferred stock of approximately $2,518,000.

The consolidated financial statements of the Company and the related report of the Company’s independent public accountants thereon are included in this report at the pages indicated.

Consolidated Financial Statements at September 30, 2001 and 2000

and for the Fiscal Years Ended September 30, 2001, 2000 and 1999:

        Reports of Independent Public Accountants.............………………………………………………...

 3126

        Consolidated Balance Sheets at September 30, 2001 and 2000.....................………………………

 3228

        Consolidated Statements of Operations for the Years Ended September 30, 2001,

2000 and 1999………………………………………………………………..…...….........…….

 3329

        Consolidated Statements of Stockholders’ Equity for the Years Ended

September 30, 2001, 2000 and 1999…………………………………………………….……...

 340

        Consolidated Statements of Cash Flows for the Years Ended September 30,

2001, 2000 and 1999………………………………………………………………..…......…….

 351

        Notes to the Consolidated Financial Statements.………………………………………………….…

 362

#

#

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Brown, Graham and Company P.C.

Austin, Texas

November 16, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2001, 2000 and 1999.  The consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended September 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule II is presented for the purpose of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred net losses of $2,360,995 and $8,966,728 for the years ended September 30, 2001 and 1999, respectively. These factors, and others discussed in Note 1, raise substantial doubt about Tanisys Technology, Inc.’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence

/s/ Brown, Graham and Company P.C.

Austin, Texas

October 30, 2001

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 1,369,988	$ 1,601,777
Trade accounts receivable, net of allowance for doubtful accounts of $118,769 and
of $118,769 and $132,743, respectively	600,768	1,713,417
Inventory (Note 3)	1,042,180	694,529
Prepaid expenses and other	140,044	137,654
Total current assets	3,152,980	4,147,377
Property and equipment, net of accumulated depreciation and amortization of
$1,007,018 and $954,945, respectively (Note 4)	363,382	394,468
Other noncurrent assets	49,420	51,217
Total Assets	$ 3,565,782	$ 4,593,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 502,278	$ 340,925
Accrued liabilities (Note 5)	26580,598780	598,498
Revolving credit note (Note 6)	88,456	600,000
Current portion of obligations under capital lease (Note 8)	13,791	10,516
Net current liabilities of discontinued operations (Note 2)	320,909	994,010
Total current liabilities	1,191206,032214	2,543,949
Long-term portion of obligations under capital lease (Note 8)	19,494	126
Net noncurrent liabilities of discontinued operations (Note 2)	57,251	9,971
Note payable Series A Preferred stockholders, net (Note 7)	345,801	-
Total liabilities	1,61328,578760	2,554,046
Stockholders' equity (Notes 9 and 10):
Series A convertible preferred stock:
15% Series A convertible preferred stock, $1 par value, 10,000,000 shares
authorized, 2,65042,429200 and 0 shares issued and outstanding, respectively (Note 9)	2,473287,429440	-
Common stock, no par value, 50,000,000 shares authorized,
24,147,534 and 24,097,358 shares issued and outstanding, respectively	37,604,709	37,579,849
Additional paid-in capital	44,006176,042919	1,711,719
Accumulated deficit	(42,1312,976046)	(37,252,552)
Total stockholders' equity (deficit)	(1,95237,204022)	2,039,016
Total Liabilities and Stockholders’ Equity	$ 3,565,782	$ 4,593,062

The accompanying notes are an integral part of these consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended September 30,
	2001	2000	1999
Net sales	$ 5,206,153	$ 9,300,530	$ 10,145,108
Cost of goods sold	2,675,745	3,178,474	4,512,602
Gross profit	2,530,408	6,122,056	5,632,506
Operating expenses:
Research and development	2,425,061	2,005,052	1,602,131
Sales and marketing	1,324,401	1,374,386	1,537,717
General and administrative	706,716	776,684	703,900
Depreciation and amortization	145,259	62,099	155,466
Bad debt expense	18,930	14,292	233,196
Total operating expenses	4,620,367	4,232,513	4,232,410
Operating income (loss) Other income (expense):	(2,089,959)	1,889,543	1,400,096
Interest income	25,373	27,698	13,675
Interest expense	(255,137)	(248,355)	(371,514)
Other income (expense)	(41,272)	481,600	1,065
Income (loss) from continuing operations	(2,360,995)	2,150,486	1,043,322
Discontinued operations, net of income taxes:
Loss from discontinued operations, net of income taxes of $-0-	-	-	(6,690,903)
Estimated loss on disposal of memory module manufacturing business	-	-	(3,319,147)
Loss from discontinued operations	-	-	(10,010,050)
Net income (loss)	$ (2,360,995)	$ 2,150,486	$ (8,966,728)

Income (loss) from continuing operations	$ (2,360,995)	$ 2,150,486	$ 1,043,322
Preferred stock dividend and amortization of the
value of the beneficial conversion feature on
the preferred stock	(2,518,429)	(43,128)	(1,007,949)
Net income (loss) from continuing operations applicable to common stockholders	(4,879,424)	2,107,358	35,373
Loss from discontinued operations	-	-	(10,010,050)
Net income (loss) applicable to common stockholders	$ (4,879,424)	$ 2,107,358	$ (9,974,677)
Basic income (loss) per common share:
Income (loss) from continuing operations applicable to common stockholders	$ (0.20)	$ 0.11	$ -
Loss from discontinued operations	-	-	(0.87)
Net income (loss) applicable to common stock	$ (0.20)	$ 0.11	$ (0.87)
Diluted income (loss) per common share: Income (loss) from continuing operations applicable to common stockholders	$ (0.20)	$ 0.10	$ .01
Loss from discontinued operations	-	-	(0.66)
Net income (loss) applicable to common stockholders	$ (0.20)	$ 0.10	$ (0.65)
The accompanying notes are an integral part of these consolidated financial statements.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Foreign
Additional	CurrencyForeign	Total
Preferred Stock	Common Stock	Paid-in	Translation	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance, September 30, 1998	-	$ -	10,399,857	$ 29,114,774	$ 1,687,312	$ (2,625)	$ (29,385,233)	$ 1,414,228
Net loss	-	-	-	-	-	-	(8,966,728)	(8,966,728)
Exercise of stock warrants	-	-	907,500	558,750	-	-	-	558,750
Stock issued for services	-	-	15,000	30,000	-	-	-	30,000
Stock issued for interest on stockholder debt	-	-	50,379	133,333	-	-	-	133,333
Stock warrants issued for debt financing costs	-	-	-	75,000	-	-	-	75,000
Stock warrants issued for operating lease	-	-	-	56,284	-	-	-	56,284
Stock warrants issued in connection with issuance of	-	-
debt to stockholders	-	-	-	461,538	-	-	-	461,538
Conversion of mandatorily redeemable Convertible preferred stock to
common stock	-	-	767,599	1,424,485	-	-	-	1,424,485
Amortization of beneficial conversion feature	-	-	-	-	-	-	(865,493)	(865,493)
Stock dividend paid on mandatorily redeemable
convertible preferred stock	-	-	54,867	114,331	-	-	(142,456)	(28,125)
Foreign currency translation adjustment	-	-	-	-	-	2,625	-	2,625
Balance, September 30, 1999	-	-	12,195,202	31,968,495	1,687,312	-	(39,359,910)	(5,704,103)
Net income	-	-	-	-	-	-	2,150,486	2,150,486
Exercise of stock warrants	-	-	216,666	144,333	-	-	-	144,333
Stock issued for services	-	-	1,203,420	421,036	-	-	-	421,036
Stock issued for interest on onstockholder debt	-	-	168,950	119,444	-	-	-	119,444
Stock warrants issued for debt fFinancing costs	-	-	-	-	8,105	-	-	8,105
Stock options issued for services	-	-	-	-	16,302	-	-	16,302
Conversion of stockholder debt	-	-
to common stock	-	-	4,000,000	1,799,913	-	-	-	1,799,913
Stock issued -in private pPlacement	-	-	1,528,750	1,223,000	-	-	-	1,223,000
Conversion of mandatorily redeemable convertible pPreferred stock to common
stock to common stock	-	-	4,672,541	1,846,017	-	-	-	1,846,017
Stock dividend paid on mMandatorily redeemable
c Convertible preferred stock	-	-	111,829	57,611	-	-	(43,128)	14,483
Balance, September 30, 2000	-	-	24,097,358	$ 37,579,849	$ 1,711,719	$ -	$(37,252,552)	$ 2,039,016
Net lLoss	-	-	-	-	-	-	(2,360,995)	(2,360,995)
Exercise of stock options	-	-	750	360	-	-	-	360
Stock issued for services	-	-	59,426	32,500	-	-	-	32,500
Stock repurchasedredeemed from private Placement	-	-	(10,000)	(8,000)	-	-	-	(8,000)
Series A Preferred Stock issued in pPrivate placement	2,635575,000	2,458530,000	-	-	-	-	-	2,458530,000
Receivable from stockholder	(45,000)	(45,000)	-	-	-	-	-	(45,000)
Amortization of bBeneficial conversion feature	-	-	-	-	2,465,200	-	(2,465,200)	-
Preferred stock dividend	53,229	53,229	-	-	-	-	(53,2299)	-
Preferred stock issued for sServices	7,200	7,.200	-	-	-	-	-	7,200
Offering cCosts	-	(186,059)	-	-	(170,877)-	-	-	(170186,877059)
Balance, September 30, 2001	2,65005,429	-$2,473,429	24,147,534	$ 37,604,709	$ 44,006176,042919	$ -	$(42,1312,97046)	$ 1,952937,02042

The accompanying notes are an integral part of these consolidated financial statements

s

tANISYS TECHNOLOGY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss) Deduct: Net loss from discontinued operations	$ (2,360,995)	$ 2,150,486	$ (8,966,728)
	-	-	(10,010,050)
Cash flows from operating activities of continuing operations:
Income (loss) from continuing operations	(2,360,995)	2,150,486	1,043,322
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	228,121	273,737	455,923
Amortization of warrant cost issued for debt	-	78,056	184,287
Amortization of debt discount interest expense	168,801	-	-
LossGain on sale of equipmentfixed assets	435,577769	5,233	-
Stock issued for preferred dividends payable	-	28,125	-
Stock issued for interest	-	119,444	133,333
Stock and stock options issued for services	39,700	437,338	30,000
Stock warrants issued for financing costs	-	8,105	-
(Increase) decrease in restricted cash	-	290,511	(136,240)
(Increase) decrease in accounts receivable, net	1,112,649	263,973	(757,968)
(Increase) decrease in inventory	(347,651)	(154,071)	383,484
(Increase) decrease in prepaid expenses and other	(247,390)	68,320	(81,182)
(Increase) decrease in other noncurrent assets	(8,679)	-	-
Increase (decrease) in accounts payable and accrued liabilities	(17156,545363)	(788,864)	(565,289)
Net cash provided by (used in) operating activities of continuing operations	(1,298326,412038)	2,780,393	689,670
Cash flows from investing activities:
Proceeds from the sale of equipmentfixed assets	2,192-	4,000	-
Purchases of equipmentfixed assets	(190232,633329)	(170,876)	(192,156)
Other assets	-	(708)	12,834
Net cash used in investing activities of continuing operations	(188232,441329)	(167,584)	(179,322)
Cash flows from financing activities:
Proceeds (repurchase) from issuance of common stock	(8,000)	1,223,000	-
Proceeds from issuance of preferred stock	2,353575,000	-	-
Proceeds from issuance of debt	177,000	-	2,000,000
Additional offering costs frorm preferred stock issue	(170186,877059)	-	-
Borrowings on revolving credit note	2,229,213	4,766,537	5,527,943
Repayments on revolving credit note	(2,740,757)	(6,144,940)	(4,493,037)
PProceeds (payments) on capital lease obligations	(1922,054)642	(30,217)	(51,187)
Proceeds from exercise of stock options or warrants	360 -	144,333	558,750
Net cash provided by (used in) financing activities of continuing operations	1,82092,885399	(41,287)	3,542,469
Net cash provided by (used in) continuing operations	334,032	(2,571,522)	4,052,8176
Net cash from discontinued operations	(565,821)	(1,654,694)	(3,607,314)
Increase (decrease) in cash and cash equivalents	(231,789)	916,828	445,503
Cash and cash equivalents, beginning of year	1,601,777	684,949	239,446
Cash and cash equivalents, end of year	$ 1,369,988	$ 1,601,777	$ 684,949
Supplemental disclosure of cash flow information:
Interest paid	$ 255,137	$ 248,355	$ 941,408
Non-cash investing and financing activities:
Stock and stock options issued for services	-	437,338	30,000
Preferred stock dividend paid in preferred stock	53,2299	-	28,125
Preferred stock dividend paid in common stock	-	57,611	114,331
Amortization of beneficial conversion feature on preferred stock	2,465,200	-	865,493
Equipment purchased with cCapital lease additions	41,696	-	1,094,039
Issuance of stock warrants in connection with issuance of debt to stockholders	-	-	461,538
Cancellation of common stock	8,000	-	-
Conversion of preferred stock to common stock	-	1,846,017	1,424,485
Conversion of debt to preferred stock	60,000	-	-
CPreferred stock issued for offering costsonversion of debt to preferred stock	7 90,2000	-	-
The accompanying notes are an integral part of these consolidated financial statements.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2001, 2000 and 1999

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Tanisys Technology, Inc. (“Tanisys”) and its wholly owned subsidiaries, 1st Tech Corporation (“1st Tech”), DarkHorse Systems, Inc. (“DarkHorse”), Rosetta Marketing and Sales Inc., and Tanisys (Europe) Ltd., which was located in Scotland (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America accounting principles.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company designs, manufactures and markets production level automated test equipment for a wide variety of memory technologies.

On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe) Ltd.  The assets and liabilities and the loss from the sale of the memory module manufacturing business have been included in the accompanying consolidated financial statements as discontinued operations. (See Note 2 for discussion of discontinued operations)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted accounting principlesin the United States of America, which contemplates continuation of the Company as a going concern.  Numerous factors could affect the Company’s operating results, including, but not limited to, general economic conditions, competition, and changing technologies.  A change in any of these factors could have an adverse effect on the Company’s consolidated financial position or results of operations.  The Company experienced an operating losss

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

of  $2,360,995 for the year ended September 30, 2001, even though it had net operating income of $2,150,486 for the year ended September 30, 2000. The Company had to raise additional capital in order to continue its operations in fiscal 2001 resulting in the issuance of Series A Preferred Stock and related debt (See Notes 7 and 9).  The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of the Company’s revenues and its ability to attract additional capital if needed.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn may be dependent upon the success of its future operations.  Management believes that the Company’s reputation in the marketplace and its well respected product line will help generate revenues during the remainder of the economic downturn.  These revenues will result in a certain level of cash flow which, when coupled with the Company’s current cash position, will provide the opportunity for the Company to continue as a going concern.

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

Years ended September 30, 2001, 2000 and 1999

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Inventory

Inventory is valued at standard cost which approximates actual cost computed on a first-in, first-out basis, not in excess of market value.  Inventory costs include direct materials and certain indirect manufacturing overhead expenses.  (See Note 3)

The Company’s policy concerning inventory impairment charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed.  Only additional impairment charges could affect the cost basis.  If subsequent to the date of impairment it is determined that the impairment charges are recoverable, the Company does not increase the carrying costs of the affected inventory and corresponding income.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to seven years.  Leasehold improvements and assets subject to capital leases are amortized using the straight-line method over the shorter of the term of the lease or life of the asset.  Maintenance and repairs are expensed as incurred.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2000, 1999 and 1998

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable.  When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows.  If the total of future cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency.  All revenue is invoiced and received in U.S. dollars.  On infrequent occasions, the Company may choose to pay immaterial amounts to suppliers in a foreign currency.  In fiscal 2001, the effect of foreign currency exchange rate fluctuations on the Company’s cash and cash equivalents was not material.

The former Scotland subsidiary, Tanisys (Europe) Ltd., used the Pound Sterling as its functional currency. Income and expense items were translated into U.S. dollars at the average exchange rate prevailing during the period.  The aggregate translationaction  gains and losses included in the determination of net loss are not material for any period presented.  The stock of Tanisys (Europe) Ltd. was sold in December 1999. (See Note 2)

Revenue Recognition

Revenue from sales is recognized when persuasive evidence of an arrangement exists, such as a purchase order; the related products are shipped to the purchaser, typically freight on board shipping point or at the time the services are rendered; the price is fixed or determinable; and collectibility is reasonably assured.  The Company warrants products against defects, and accrues the cost of warranting these products as the items are shipped.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

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

The Company sells its test systems directly to customers through its internal sales organization and through distribution partners in Asia.  The Company has entered into agreements with these distribution partners whereby they may purchase the Company’s test systems at a discount and resellale the test systems to their customers. As part of the agreement, the distribution partners provide technical support to their customers. The Company generally warrants its products against defects for a period of one year to all of its customers, including its distribution partners.  In the past, product warranty costs have been insignificant.

Sales to distribution partners are recognized as revenue by the Company upon the shipment of products because the distribution partners, like the Company’s other customers, have issued purchase orders with fixed pricing and are obligatedresponsible  for payment to the Company.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2000, 1999 and 1998

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Sales contracts with the Company’s customers do not typically include formal acceptance provisions or installation obligations.  At a customer’s request, the Company will provide an evaluation unit for the customer to qualify the test system as to the customer’s performance standards.  The Company does not recognize revenue on these evaluation units.  Once a customer completes its evaluation of the Company’s test system, the customer may return or purchase the test system.  If the customer purchases the test system, the Company recognizes the revenue upon receipt of the customer’s purchase order.

The only volume discounts given by the Company are those that are negotiated prior to future sales and for a predetermined fixed period of time.  Therefore, no estimated volume discounts are required to be accounted for in the Company’s financial statements.

Research and Development

Research and development expenses relate primarily to the technological development and enhancement of the Company’s products.  Research and development costs are charged to expense as incurred.

Advertising

Advertising costs are expensed as incurred and amounted to $19,177 in fiscal 2001, $21,037 in fiscal 2000, and $69,338 in fiscal 1999.

Stock Options, Warrants and Stock Issues

From time to time, the Company may grant stock options to its employees, directors, and consultants as long-term incentives.  Stock options generally are granted at option prices not less than fair market value of the Common Stock on the date of grant.  Accordingly, stock options have value only if the price of the Common Stock appreciates after the date the options are granted.

Warrants are issued on occasion to lenders, consultants, and others as part of negotiations to obtain the best terms possible for the Company.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Stock Options, Warrants and Stock Issues

From time to time, the Company may grant stock options to its employees, directors, and consultants as long-term incentives.  Stock options generally are granted at option prices not less than fair market value of the Common Stock on the date of grant.  Accordingly, stock options have value only if the price of the Common Stock appreciates after the date the options are granted.

Warrants are issued on occasion to lenders, consultants, and others as part of negotiations to obtain the best terms possible for the Company.

Common Stock has been issued in the past in lieu of cash payments for services provided to the Company in an effort to conserve cash.  When issued as payment for services, the Common Stock is generally issued at the equivalent of fair market value.

Amortization of Discount

Amortization of beneficial conversion feature (“discount”) of convertible preferred stock (“stock”) is recognized and measured at the purchase date of the preferred stock.  The amount is calculated as the difference between the conversion price and the fair value of the common stock which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible (“intrinsic value”).  The intrinsic value of the beneficial conversion feature is limited to the proceeds received from the sale of the stock.  The discount assigned to the convertible preferred stock is amortized over the period to the securities earliest conversion date and charged to retained earnings as a dividend.

The discount of a note payable due to the effective rate differing from the stated rate is amortized as interest expense over the life of the note.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issues SFAS No. 133, “Accounting for the Derivative Investments and Hedging Activities.” The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July, 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date for FASB No. 133.” SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal year beginning after June 15, 2000. In June, 2000, the FASB issued SFAS No. 138 “Accounting for Derivative Instruments and Hedging Activities- An Amendment of SFAS No. 133.” SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The adoption of the SFAS No. 133, as amended by SFAS No. 137 and 138, on October 1, 2000 did not have a material effect on the Company’s financial position, results of operation or cash flows.

In June 2001, the FASB issued two statements. SFAS No. 141, “Business Combinations,” and SFAS No. 142, Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 “Business Combinations.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment only approach. The provision of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2000. The Company is still evaluating the impact of adopting these pronouncements on its results of operation.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations. SFAS No.” SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed using a systematic and rational method over its useful life. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company’s financial position, results of operation or cash flow.

In October 2001, the FASB issued SFAS 144 “ Accounting for the Impairment or Disposal of Long-Lived Assets,” which is required to be applied starting with fiscal years beginning after December 12, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial statements.

In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  This statement became effective for the Company in fiscal 1999.  Comprehensive income generally represents all changes in stockholders’ equity except those resulting from contributions by stockholders.  There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between net loss and comprehensive loss available to common stockholders for the years ended September 30, 2000 and 1999.

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

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133).  This statement, as amended, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value.  The statement is effective for fiscal years beginning after June 15, 2000.  The company currently does not believe the adoption of FAS 133 will have a material impact on its consolidated financial statements.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  This SAB summarizes certain of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements.  The Company’s revenue recognition policy is in compliance with SAB 101.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences may be material to the financial statements.

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

Revenue of the discontinued operations was $0, $0, and $42,364,464 in fiscal 2001, 2000 and 1999, respectively.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

1.

DISCONTINUED OPERATIONS (Continued)

The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the consolidated financial statements as of September 30, 1999. As of September 30, 2001, the remaining future costs associated with the disposition of the discontinued operations was $378,160, including actual and estimated remaining balances of terminated equipment and real estate leases, legal and professional fees, related vendor liabilities, and other miscellaneous accrued expenses.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

2.

DISCONTINUED OPERATIONS (Continued)

Assets and liabilities of the memory module manufacturing business consisted of the following:

September 30,
	2001	2000
Accrued liabilities	$ 246,086	$ 940,374
Accounts payable	74,823	53,636
Current liabilities	320,909	994,010
Non current liabilities	57,251	9,971
Net noncurrent liabilities	$$ 378,160	$ 1,003,981

3.

INVENTORY

Inventory consists of the following:

September 30,
	2001	2000
Raw materials	$ 721,298	$ 453,573
Work- in -process	35,887	93,941
Finished goods	284,995	147,015
	$ 1,042,180	$ 694,529

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following

:

September 30,
	2001	2000
Equipment	$ 1,214,572	$ 1,059,188
Furniture and fixtures	68,579	202,976
Leasehold improvements	87,249	87,249
	1,370,400	1,349,413
Less accumulated
depreciation and amortization	(1,007,018)	(954,945)
	$ 363,382	$ 394,468

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

Included in the amounts above is approximately $53,364 and $11,668 of property and equipment acquired under capital leases at September 30, 2001 and 2000, respectively.  The accumulated amortization related to these assets totaled approximately $18,442 and $8,190 at September 30, 2001 and 2000, respectively.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

4.

PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization expense includes depreciation and amortization of property and equipment. Depreciation and amortization expense ias reflected in the accompanying consolidated statements of operations is as follows:

                Year Ended September 30,

	2001	2000	1999
Cost of goods sold	$ 82,862	$ 211,638	$ 300,457
Operating expenses	145,259	62,099	155,466
	$ 228,121	$ 273,737	$ 455,923

5.

ACCRUED LIABILITIES

Accrued liabilities consist of the following:

September 30,
	2001	2000
Unearned revenue	$ -	$ 39,167
Warranty	20,000	53,210
Salaries, wages, and commissions	95,945	331,855
Franchise, sales and property taxes	34,502	67,540
Interest payable	3,841	3,103
Professional fees	63,178	91,550
Offering Costs	3348,259441	-
Engineering fees	5,918	-
Other liabilities	8,955	12,073
	$ 26580,598780	$ 598,498

6.         REVOLVING CREDIT NOTE

On December 17, 1999, the Company entered into an agreement with Silicon Valley  Bank  (“the Bank”) under an Accounts Receivable Purchase Agreement to sell its receivables for a percentage of the face amount, not to exceed $2,000,000.  The Company was required to repurchase a receivable if it became more than 90 days old or if the debtor filed for bankruptcy.  This agreement was modified and extended for one year on April 3, 2000, to provide more favorable financing costs.  As part of the agreement, the Company issued stock purchase warrants that allows the Bank  to purchase 50,000 shares of Common Stock at a price of $3.40 per share, which was market value on the date of the agreement.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

6.         REVOLVING CREDIT NOTE (Continued)

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

6.         REVOLVING CREDIT NOTE (Continued)

The Company and Silicon Valley Bank entered into a new Revolving Line of Credit agreement on September 19, 2000, to replace the former Accounts Receivable Purchase Agreement dated April 3, 2000.  The Revolving Line of Credit facility provided for financing of up to a maximum of $2,000,000 secured by the assets of the Company and had a maturity date of September 18, 2001.  The Revolving Line of Credit bore an interest rate of prime plus 1.5%, decreasing to a per annum rate of prime plus 1.0% effective on the first day of the month following three consecutive months wherein the Company maintained at least a 1.50 to 1.00 Quick Ratio.  The Revolving Line of Credit agreement also provided for a non-usage fee of 0.50% per annum.  In addition, the Company had certain covenants it had to meet throughout the term of the agreement.  As of September 30, 2001 and 2000, the amount owed on the Revolving Line of Credit was $88,456 and $$600,000, respectively.  However, the Company did not meet specified financial covenants for the quarter ended March 31, 2001, and therefore, had to convert to an Accounts Receivable Financing Agreement.

On May 30, 2001, the Company entered into a new Accounts Receivable Financing Agreement with Silicon Valley Bank (the “Bank”) to replace the former Revolving Line of Credit Agreement dated September 19, 2000.  As of September 30, 2001, the amount owed under this agreement was $88,456.  The loan facility provides for the financing of up to $2,500,000 of the face amount of the Company’s accounts receivable of which the Bank will loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  The applicable interest rate is prime plus 1.5%, decreasing to prime plus 1.0% if the Company is able to meet 90% of its planned revenue.  The Company does not believe it will meet the required planned revenue amounts before the maturity date of the loan facility.  The Accounts Receivable Financing Agreement also provides for a collateral handling fee equal to 0.50% per month of the average daily financed balance. The Accounts Receivable Financing Agreement has a maturity date of May 29, 2002 and contains certain quarterly financial covenants the Company must meet.  The Company failed to meet both the June 30, 2001 and September 30, 2001 financial covenants but received waivers of the covenants from the Bank.  In addition, the Company does not believe it will be able to meet the financial covenants for the quarter ended December 31, 2001 and March 31, 2002 due to the current economic situation.  However, the Company believes that the Bank will continue to provide financing of the Company’s accounts receivable, but the terms of the financing may be less favorable.  As part of the loan agreement, the Company issued stock purchase warrants that allows the Bank to purchase 25,000 shares of Common Stock at a price of $1.00 per share, which was market value on the date of the loan agreement. (see Note 10).

7.

LONG-TERM DEBT

In November 1998, the Company receivedissued  $2,000,000 in debtand issued notes with attached stock warrants to certain stockholders of the Company.  The debt was due in two years and carried an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of Common Stock or cash, at the option of the Company.  One stock warrant was issued for every two dollars of debt, resulting in the issuance of 1,000,000 stock warrants.  Each warrant is exercisable into one share of Common Stock beginning on December 1, 1998, at an exercise price of $0.50 per share and increased to $1.00 per share after August 1, 1999. The exercise price increased to $2.00 per share on October 1, 2000.  The warrants expired on November 1, 2001. The noteholders were issued 0 and 75,000 shares of Common Stock upon the exercise of certain warrants for the fiscal years ended September 30, 2001 and 2000, respectively.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

7.

LONG-TERM DEBT (Continued)

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

7.

LONG-TERM DEBT (Continued)

The Company determined the fair value of the warrants to be approximately $461,538, and has reflected this value as a discount on the debt.  The debt discount was being amortized as interest expense over the life of the related debt.

In connection with the placement and issuance of this debt, the Company incurred costs of $21,350 and issued 50,000 stock warrants to the Company’s chairman of the board and 12,500 stock warrants to its legal counsel.  Each warrant was exercisable into one share of Common Stock at $0.02 per share beginning on December 1, 1998., and would expire on November 1, 2001.  As of September 30, 1999, all of these warrants had been exercised for 62,500 shares of Common Stock.  The Company valued the warrants at $1.20 per share, or $75,000.  For years prior to conversion, the total debt issuance costs of $96,350 have been reflected in other noncurrent assets in the accompanying consolidated balance sheet and are being amortized on the straight line method over the life of the related debt.

During the second fiscal quarter of the year ended September 30, 2000, all of the $2,000,000 in debt to certain stockholders was converted to 4,000,000 shares of Common Stock.  Along with the notes payable to these stockholders, all related discounts and debt issuance costs were charged to Common Stock on the Consolidated Balance Sheet for the fiscal year ended September 30, 2000.  For years prior to conversion, the total debt issuance costs of $96,350 have been reflected in other noncurrent assets in the accompanying consolidated balance sheet and are being amortized on the straight line method over the life of the related debt.

On August 13, 2001, the Company entered into a Series A Preferred Stock Purchase Agreement in conjunction with a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”).  The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock (see Note 9) and a note payable to the investors for the amount of their investment of of $2,642,200.  The note has no interest, cannot be prepaid, and matures on July 13, 2003.  Repayment ofn the note can only be made with payments calculated by multiplying the excess of the quarterly EBITDA over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the debt has been repaid in full. However, if the debt has not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis.

The Company, at August 13, 2001 valued the note payable to the Series A Preferred stockholders at $177,000, consisting of the face value of $2,642,200 and a discount on the debt of $2,465,200 to be amortized over the term of the note. (see Note 9). For the fiscal year ended September 30, 2001, the Company charged $168,801 of the discount on the debt to interest expense leaving a September 30, 2001 note balance, net of discount, of $345,801, and is due during the year ended September 30, 2003.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

8.

LEASE COMMITMENTS

The Company leases certain equipment and office space under noncancellable leases with expiration dates ranging from 2001 through 2004.

Future minimum lease payments under all leases from continuing operations at September 30, 2001 were as follows:

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

8.

LEASE COMMITMENTS (Continued)

	Capital Leases	Operating Leases
2002	$ 17,296	$ 157,954
2003	17,141	90,247
2004	4,054	-
2005	-	-
2006	-	-
Total minimum lease payments	38,491 ((5,206)	$ 248,201
Amounts representing interest
Present value of minimum capital lease payments	33,285
Less: current portion	(13,791)

Long-term capital lease obligation	$ 19,494

Rent expense recorded under all operating leases was $200,755, $197,600 and $405,228, for the years ended September 30, 2001, 2000 and 1999, respectively.  Interest rates on the capital leases range from 12.5% to 15.8%.

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

The Series A Stock was convertible into the Company’s no par value common stock (“Common Stock”) at the option of the holder. The conversion price was the lesser of the fixed conversion price of $4.62 per share or a variable conversion price.  The Company has valued this beneficial conversion feature at $1,403,509 and has reflected this amount in additional paid-in capital and as a charge to the accumulated deficit as a dividend in the amount of $0, $0, and $865,493 for the years ended September 30, 2001, 2000 and 1999, respectively.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

9.

PREFERRED STOCK  (Continued)

Dividends were payable quarterly in either cash or shares of Common Stock.  All dividends were paid in shares of Common Stock. For the years ended September 30, 2001, 2000 and 1999, the Company paid dividends of $0, $57,611 and $114,331 by issuing 0, 111,829 and 54,867 shares of Common Stock, respectively, based on the market value.

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

Years ended September 30, 2001, 2000 and 1999

9.

PREFERRED STOCK  (Continued)

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

During the fiscal year ended September 30, 2000, the Company converted all of the remaining 225 shares of Series A Stock for 4,672,541 shares of Common Stock in the amount of $1,846,017.

At September 30, 2001 and 2000, the carrying value of the Series A Stock consisted of the following:

	2001	2000
Balance, October 1	$ -	$ 1,831,483
Amortization of beneficial conversion feature	-	-
Conversion of preferred stock for Common Stock	-	(1,831,483)
Balance, September 30	$ -	$ -

The economic downturn that began during the fiscal year ended September 30, 2001 has had an impact on purchases and capital spending in many of the worldwide markets the Company serves.  As a result, the Company’s revenues decreased sharply resulting in a loss from operations for the fiscal year ended September 30, 2001.  Accordingly, the Company’s cash position deteriorated to a point where it was necessary to raise additional capital to meet ongoing needs.

The Company’s Board of Directors has approved the issuance of 2,635,000 shares of Series A Preferred Stock (“Series A Preferred”) for $1.00 per share pursuant to a Series A Preferred Stock Purchase Agreement (the ”Agreement”) dated August 13, 2001.  The issuance of the Series A Preferred Stock resulted from a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation.  New Century participated in the financing through the purchase of 1,060,000 shares of the Company’s Series A Preferred Stock.  The proceeds, net of offering costs of approximately $186,000, will be utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

The Company has issued 2,635,000 shares of Series A Preferred Stock (“Series A Preferred”) for $1.00 per share pursuant to a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) dated August 13, 2001.  The issuance of the Series A Preferred Stock resulted from a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock which represented approximately 40% of the original issuance of the Series A Preferred.  On August 13, 2001, the date the Purchase Agreement was signed, Mr. Parris H. Holmes, Jr., served as Chairman of the Board of Directors for both New Century and the Company.  The proceeds of $2,635,000, net of offering costs of approximately $171,000, will be utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

On September 28, 2001, the Company issued 7,200 shares of Series A Preferred in lieu of cash for costs relating to the offering.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

9.

PREFERRED STOCK  (Continued)

Each share of Series A Preferred is immediately convertible into 33.334 shares of Common Stock.  The holders of the Series A Preferred will be entitled to a cumulative annual dividend of 15%, payable quarterly, which, at the option of New Century may be paid in cash or in additional shares of Series A Preferred.

On October 30, 2001, Aa dividend of 53,229 shares of Series A Preferred was paid to the holders of the Series A Preferred for the quarter ended September 30, 2001.

The holders of the Series A Preferred will have a liquidation preference in the event of any liquidation, sale, merger or similar event, and have registration rights and other customary rights.  The Company has also agreed to make payments to the holders of the Series A Preferred, to the extent its cash flow meets certain levels, until the holders have received the amount of their investment in the Series A Preferred and has granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility.  In addition, the Company has also agreed to issue additional shares of Series A Preferred equal to 50% of the then fully diluted Common Stock to the holders if the Company fails to return the amount of their investment, plus the mandatory dividends, by July 15, 2003.  The Company has also agreed to issue, at up to six different times, additional shares of Series A Preferred to the investors equal to 25% of the then fully diluted Common Stock if the Company fails to meet any of certain financial targets, beginning with the quarters ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003, and December 31, 2003.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  If the slowdown in the worldwide semiconductor industry continues for an extended period of time, the Company may not meet one or more of the remaining specified financial targets, thus triggering the issuance of additional shares of Series A Preferred.   It appears that the Company will not meet the specified financial targets for the quarter ended December 31, 2001.

The holders of the Series A Preferred will have a liquidation preference in the event of any liquidation, sale, merger or similar event, and have registration rights and other customary rights.  The Company has also issued a note payable to the Series A Preferred stockholders in the amount of $2,642,200 with repayments only to be made to the extent the Company’s cash flow meets certain levels. (see Note 7)  In conjunction with the debt, the Company has granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility.  In addition, the Company has also agreed to issue additional shares of Series A Preferred equal to 50% of the then fully diluted Common Stock to the holders if the Company fails to repay the notes, plus the mandatory dividends, by July 15, 2003.  The Company has also agreed to issue, at up to six different times, additional shares of Series A Preferred to the investors equal to 25% of the then fully diluted Common Stock if the Company fails to meet any of certain financial targets, beginning with the quarters ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003, and December 31, 2003.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  The Company does not expect to meet the specified financial targets for the quarter ended December 31, 2001.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

9.

PREFERRED STOCK  (Continued)

The Company obtained an appraisal of the Series A Preferred and the notes payable at August 13, 2001, and allocated the proceeds of the financing to both instruments based on the valuation. The proceeds of $2,642,200 were allocated to the Series A Preferred and the notes payable in the amount of $2,465,200 and $177,000, respectively.

The beneficial conversion feature (discount) in the amount of $7,439,168, for the convertible preferred stock is limited to the proceeds allocated to the Series A Preferred in the amount of $2,465,200. Due to the Series A Preferred being immediately convertible, the $2,465,200 has been recorded as a dividend in the consolidated financial statements.

The Company, at August 13, 2001, valued the Series A Preferred at $2,465,200 less offering costs of $186,059.  The Series A Preferred stock has a 15% per annum cumulative dividend which was declared and accrued in the amount of $53,299 on September 30, 2001.

The Series A Preferred shares will vote together with the Company’s Common Stock on an as-if-converted basis and not as a separate class.  Each share of Series A Preferred will have a number of votes equal to the number of Common Stock shares then issuable upon conversion of such shares of the Series A Preferred Stock.  At the Company’s Annual Stockholders Meeting, the shareholders will vote on a proposal to authorize additional Common Stock necessary to facilitate the conversion of the Series A Preferred.  The holders of the Series A Preferred will be entitled to vote with the holders of the Common Stock at the meeting, and will control sufficient votes to approve the proposal.

In connection with the transaction described above, two members of the Board of Directors of the Company resigned, and New Century appointed two directors to the Board.  Subject to certain requirements, New Century will have the right to appoint a third member to the Company’s five-member Board of Directors.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

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

Private Placement of Common Stock

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

10.

 STOCKHOLDERS’ EQUITY (continued)

Warrants

During the years ended September 30, 2001, 2000 and 1999, the Company issued warrants to various individuals or companies for services in connection with debt.  Each stock warrant entitles the holder to purchase one share of Common Stock at a particular price, vesting period and expiration date specified within each individual warrant agreement.  The shares issued upon exercise of these stock warrants are subject to resale restrictions.  The following summarizes the warrants issued by the Company:

For the Year Ended September 30,
2001	2000	1999
	Shares	Stock Warrant Exercise Price	Shares	Stock Warrant Exercise Price	Shares	Stock Warrant Exercise Price
Outstanding beginning of year	368,334	$0.72 to $10.75	380,001	$0.50 to $10.75	145,000	$6.00 to $10.75
Granted	25,000	$1.00	205,000	$ .48 to $ 3.40	1,100,000	$ .02 to $ .50
Exercised	-	-	(216,667)	$ .48 to $ 6.00	(862,500)	$ .02 to $ .50
Expired	(10,000)	$10.12	-	-	(2,499)	$ 6.82
Outstanding end of year	383,334	$0.72 to $10.75	368,334	$ .72 to $10.75	380,001	$ .50 to $10.75
Exercisable end of year	383,334	$0.72 to $10.75	368,334	$ .72 to $10.75	376,666	$ .02 to $10.75

Stock Options

The Company has two stock option plans.  .  All options granted under the plans are exercisable for Common Stock as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation.”

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

10.

 STOCKHOLDERS’ EQUITY (continued)

The 1993 Stock Option Plan permits grants to the Company's directors, key employees and consultants. The 1997 Non-Employee Director Plan permits grants to the Company's non-employee directors.  The stock options granted under each of these plans are granted with an exercise price at fair market value on the date of grant, vest ratably over a predefined period and expire no more than ten years from the date of grant.  At September 30, 2001, the Company had reserved a total of 7,000,000 shares of Common Stock for the plans.

The following table summarizes information about stock options outstanding at September 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Shares	Weighted Average Exercise Price
$0.03 - $0.49	17,567,725.000000	6.9	$0.04	267,463.000000	$0.48
$0.50 - $0.99	1,789,025.000000	5.3	$0.52	572,605.000000	$0.52
$1.01 - $3.99	392,250.000000	3.9	$1.88	263,063.000000	$2.10
$4.00 and over	602,100.000000	2.3	$4.00	515,325.000000	$4.00
	20,351,100.000000			1,618,456.000000

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

10.

 STOCKHOLDERS’ EQUITY (continued)

A summary of the activity of the Company's stock option plans is presented below:

	September 30,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,829,750	$1.32	2,618,309	$3.22	2,198,459	$3.82
Granted	18,313,700	0.03	3,460,525	0.530000	705,350	1.680000
Cancelled or expired	(2,791,600.000000)	0.76	(1,249,084.000000)	3.020000	(240,500.000000)	4.000000
Exercised	(750.000000)	0.48	0.000000	-	(45,000.000000)	3.500000
Outstanding, end of year	20,351,100.000000	0.24	4,829,750.000000	1.320000	2,618,309.000000	3.220000

Options exercisable, end of year	1,618,456.000000	$1.86	627,225.000000	$3.19	921,392.000000	$3.70

Weighted average fair value of
options granted during
the year		$1.03		$0.08		$0.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000 and 1999:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000 and 1999:

For the Year Ended September 30,
	2001	2000	1999
Dividend yield	-	-	-
Expected volatility	196.3%	52.3%	50.3%
Risk-free interest rate	4.1%	5.8%	4.5%
Expected life (years)	7	7	7

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

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

Had compensation cost for all stock option grants been determined based on fair market value at the grant dates consistent with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation,"  the Company's net income (loss) and net income ( loss) per share would have been increased (decreased) to the pro forma amounts indicated below:

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

10.

 STOCKHOLDERS’ EQUITY (continued)

		For the Year Ended September 30,
		2001	2000	1999
Net income (loss)	As reported	($2,360,995.000000)	$2,150,486.000000	($8,966,728.000000)
	Pro forma	(2,914,861.000000)	1,883,663.000000	(9,622,699.000000)

Net income (loss) applicable
to common stock	As reported	(4,879,424.000000)	2,107,358.000000	(9,974,677.000000)
	Pro forma	(5,433,290.000000)	1,840,535.000000	(10,630,648.000000)
Net income (loss) applicable
to common stock
per share	As reported	(0.20)	0.11	(0.87)
	Pro forma	(0.23)	0.09	(0.92)

11.

INCOME TAXES

For the years ended September 30, 2001, 2000 and 1999, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $2X,321XXX,000, $12,575351,000000 and $2,570,000 and for non-U.S. income tax purposes of approximately $0XXX,XXX, $426,453 and $817,000, respectively.  The tax loss carry-forwards of approximately $26XX,092XXX,000 at September 30, 2001 begin to expire in 2011.  At September 30, 2001 and 2000, the Company had temporary differences resulting in future taxable (income)  and deductions of approximately ($40X, XXX,000000) and $1,430,000, respectively, principally representing differences in accounting and tax basis in accrued liabilities, reserves, depreciation and anticipated loss from discontinued operations.  Deferred income tax assets from the loss carry-forwards and asset basis differences aggregate approximately $8X,,871XXX,000 and $8,343343,000 at September 30, 2001, and 2000, respectively.

For financial reporting purposes, valuation allowances of $8X,871 XXX, 000 and $8,343,000 at September 30, 2001 and 2000, respectively, have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

11.

INCOME TAXES (Continued)

The Company was unable to use the tax losses generated during the current year and prior years. TThe availability of the net operating loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”), in the event of an ownership change as defined in Section 382 of the Code.  The Company may lose the benefit of such net operating loss carry-forwards due to Internal Revenue Service (“IRS”) Code Section 382 limitations.  This section states that after reorganization or other change in corporate ownership, the use of certain carry-forwards may be limited or prohibited.  The Company believes that the limitation under the IRS Code Section 382 limitation did not exist as of September 30, 20010, and if triggered, the consequence is expected to have no material impact on the Company’s consolidated financial position or results of operations.

12.

EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the year ended September 30, 2001, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the conversion of 2,642,200 shares of Series A Stock and the impact of assumed conversions.  For the years ended September 30, 2000 and 1999, potentially dilutive securities have not been included in the diluted loss per common share calculation asTANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

12.

EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the year ended September 30, 2001, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the conversion of 2,642,200 shares of Series A Stock and the impact of assumed conversions.  For the year ended September 30, 2001, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been antidilutive.  The following table provides a reconciliation between basic and diluted shares outstanding:

	2001	2000	1999
Weighted average number of cCommon shares used in basic earnings per share	24,137,785	19,585,778	11,522,077

Effect of dilutive securities:
Stock oOptions	1,618,456-	626,225	921,392
Warrants	383,334-	368,334	376,666
Preferred sStock	88,075,095-	-	2,345,786

Weighted average number of
common shares and dilutive
potential common stock used in diluted earnings per share	24,137,785114,214,670	20,580,337	15,165,921

If potentially dilutive securities had been included in the loss per common share calculations, the reconciliation between basic and dilutive shares outstanding would be as follows:

2001
Weighted average number of common shares used in basic earnings per share	24,137,785

Effect of dilutive securities
Stock options	1,618,456
Warrants	383,334
Preferred stock	88,075,095

Weighted average number of
common shares and dilutive
potential common stock used in diluted earnings per share	114,214,670

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

12.

EARNINGS PER SHARE (Continued)

The following data shows the amount used in computing diluted earnings per share and the effect on income:

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

12.

EARNINGS PER SHARE (Continued)

The following data shows the calculation of the income available to common stockholders used in computing diluted earnings per share;

	2001	2000	1999
Income (loss) from continuing Operations operations applicable to common stockholders	$ (4,879,424)	$ 2,107,358	$ 35,373
Income impact of assumed conversions:
preferred stock dividends	-	43,128	142,456
Income (loss) from continuing operations after assumed conversions of diluted securities	(4,879,424)	2,150,486	177,829
Loss from discontinued operations	-	-	(10,010,050)
Net income (loss) applicable to common stockholders after assumed conversion of dilutive securities	$ (4,879,424)	$ 2,150,486	$ 9,832,221

13.

RELATED PARTY TRANSACTIONS

On August 13, 2001, the Company issued 2,635,000 shares of Series A Preferred Stock for $1.00 per share pursuant to a Series A Preferred Stock Purchase Agreement to a group of investors (see Note 9).  New Century Equity Holdings Corp. (“New Century”) was the lead investor and participated by purchasing 1,060,000 shares of the Company’s Series A Preferred Stock.  The Company’s Chairman of the Board of Directors, Parris H. Holmes, Jr., is also the Chairman of the Board of Directors for New Century.  Each Series A Preferred share is convertible into 33.334 shares of the Company’s Common Stock with voting rights on an as-if-converted basis.  As a result, the Series A Preferred stockholders have the majority of the voting stock.  In connection with the transaction described above, two members of the Board of Directors of the Company resigned, and New Century appointed two directors to the Board.  Subject to certain requirements, New Century will have the right to appoint a third member to the Company’s five-member Board of Directors.  Therefore, New Century has the controlling interest in the Company.

For the fiscal year ended September 30, 2001, the Company paid $41,819 to its Chairman of the Board for expenses related to the August 27, 2001 Series A Preferred Stock transaction recorded as offering costs.

General and administrative expense includes consulting fees and expenses in the amount of $542, $72,736 and $103,693 paid with Common Stock, stock options, warrants or cash to the Company’s chairman for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

1.

RELATED PARTY TRANSACTIONS (Continued)

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

13.

RELATED PARTY TRANSACTIONS (Continued)

General and administrative expense includes professional fees in the amount of $52,050, $53,711 and  $45,000 paid to one of the Company’s outside legal counsel, who also served as corporate secretary of the Company until August 13, 2001, for legal services provided for the years ended September 30, 2001, 2000 and 1999, respectively.  All of these fees were paid with cash or Common Stock.

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

The Company issued 250,000 shares of Common Stock on March 8, 2000, to its chairman, president, and secretary in connection with a private placement of Common Stock.  The Common Stock was valued at $200,000 based on the market value at the date of issue recorded as offering costs..

14.

SIGNIFICANT CUSTOMERS

The following matrix provides a summary of the Company's customers with more than 10% of total net sales during the years ended September 30, 2001, 2000 and 1999, and customers from which the Company had accounts receivable that exceeded 10% of total accounts receivable at September 30, 2001, 2000 and 1999.  Amounts less than 10% are reflected as a dash.

Customers	A	B	C	D	E	F	G	H	I
Year Ended September 30, 2001
Net Sales	9.5%	5.3%	-	26.2%	-	-	-	10.6%	12.5%
Accounts Receivable	14.8%	-	-	-	-	-	-	34.7%	-

Year Ended September 30, 2000
Net Sales	18.7%	-	-	23.9%	-	-	-	-	-
Accounts Receivable	-	-	18.0%	18.7%	12.5%	10.5%	23.2%	-	-

Year Ended September 30, 1999
Net Sales	43.8%	13.8%	12.2%	-	-	-	-	-	-
Accounts Receivable	36.3%	-	46.8%	-	-	-	-	-	-

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

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

Under provisions of the Plan, the Company may elect to make discretionary matching contributions to the Plan for the benefit of the participants.  No such discretionary contributions were made in fiscal 20010, 20001999 or 19998.

16.

SUBSEQUENT EVENTS

The Company retained certain assets related to its discontinued memory module manufacturing business that was sold in December 1999.  Included in these assets was equipment that was subject to a lease agreement from a certain leasing company.  This equipment was sold in May 2000 with all the proceeds from the sale being used to reduce the lease obligation.  The Company settled the remaining balance of the lease obligation in October 2001.

1.

CONTINGENCIES

The Company is a defendant in a lawsuit filed by the purchaser of the Company’s discontinued memory module manufacturing business for alleged breach of representations, warranties and covenants.  The suit asks for $50,000 plus attorneys’ fees and court costs.  The Company has reached a tentative settlement in which it will grant a credit to the purchaser and will also give a specified discount on a limited amount of possible future purchases from the Company.  The credit has been accrued in the net current liabilities of discontinued operations on the Company’s balance sheet.  The Company believes that the settlement will be finalized in its current form.  However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurred.

The Company has settled a lawsuit with a leasing company concerning lease for equipment that was utilized in the Company’s former memory module manufacturing business that was sold in December 1999.  The settlement consisted of a one-time cash payment plus 60,000 shares of the Company’s Series A Preferred Stock.  However, a substantial judgement was awarded the leasing company and will be terminated upon the Company registering the stock on or before February 1, 2002.  If the underlying common stock is not registered by February 1, 2002, the leasing company at its sole discretion may (1) keep the stock or (2) require the Company to repurchase the Series A Preferred Stock at a price based on the closing price of the Company’s stock on February 1, 2002 with a minimum purchase price of $60,000 and a maximum purchase price of $180,000.  If the Company were to repurchase the stock, the Company may make monthly payments of $15,000 until the amount is repaid in full.  If the Company is required to repurchase the Series A Preferred and defaults on the payments, the original judgement will be reinstated in the amount of approximately $1,000,000.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

ITEM 10.

 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company’s executive officers and key employees and their respective ages and positions as of December 17, 2001 are as follows:

Name

Age

Position(s)

Richard M. Brook

42

President, Chief Executive Officer and Director

John R. Bennett

41

Vice President of Sales and Marketing

Joseph C. Klein

45

Vice President of Operations and Engineering

Terry W. Reynolds

45

Vice President of Finance and Chief Financial Officer

The following are biographies of the Company’s executive officers, including all positions currently held with the Company and positions held during the last five years.

Richard M. Brook joined the Company as President and Chief Executive Officer in October 2001.  Prior to joining the Company, Mr. Brook served in a variety of management positions for technology companies as a consultant for Brook and Associates.  From 1991 to 1998, Mr. Brook was a founder and served as President and Chief Executive Officer of Peak International, a supplier of materials to the semiconductor industry.  Prior to working at Peak, he worked for more than nine years at Texas Instruments.  Mr. Brook holds two patents on semiconductor packaging and wafer processing.

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

Terry W. Reynolds, CPA, joined the Company as Vice President of Finance in January 2000.   He currently serves the Company as Vice President of Finance and Administration as well as the Company’s Chief Financial Officer.  Prior to joining the Company, Mr. Reynolds served from October 1998 to December 1999 as Chief Financial Officer of Doyle Wilson Homebuilder.  From September 1996 to October 1998, he was the Chief Financial Officer for Windsport, and prior to that he worked for the public accounting firms of Charles Douthitt & Co. and Arthur Andersen LLP.  He has over 20 years experience in financial management and has also held positions with Chrysler Technologies Corporation and First Financial Corporation.

ITEM 11.

EXECUTIVE COMPENSATION.

Information about compensation of the Company’s named executive officers appears under “Executive Compensation” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be held February 26, 2002 and is incorporated herein by reference.

Information about compensation of the Company’s directors is included in “Compensation of Directors” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be held February 26, 2002 and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MAMANAGEMENT.

The information required by this item is included under the caption “Ownership of Common Stock” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be held February 26, 2002 and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be held February 26, 2002 and is incorporated herein by reference.

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

Schedule II – Valuation and Qualifying Accounts and Allowances

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

4.1

Form of Common Stock Certificate (Exhibit 4.1 to September 30, 2001 Form 10-K)

1.1

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

10.38

Lease Agreement dated April 24, 2000 by and between Tanisys Technology, Inc. and AEtna Life Insurance Company. (Exhibit 10.38 to September 30, 2000 Form 10-K).

0.1

Amended and Restated Loan and Security Agreement between Tanisys Technology, Inc. and  Silicon Valley Bank dated September 19, 2000. (Exhibit 10.39 to September 30, 2000 Form 10-K).

0.2

Silicon Valley Bank Accounts Receivable Financing Agreement dated May 30, 2001. (Exhibit 10.40 to June 30, 2001 Form 10-Q)

0.3

Loan Modification and Forebearance Agreement dated August 3, 2001. (Exhibit 10.41 to June 30, 2001 Form 10-Q)

0.4

Promissory Note to Charles T. Comiso dated July 27, 2001. (Exhibit 10.42 to June 30, 2001 Form 10-Q)

10.43

Employment Agreement, dated October 1, 2001, by and between Tanisys Technology, Inc. and Richard M. Brook. (filed herewith)

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

Form 8-K dated May 23, 2000, and filed May 25, 2000, reporting the one-for-two reverse split of the Company’s Common Stock.

Form 8-K dated August 14, 2001, and filed August 14, 2001, reporting the change in control of registrant.

(d)

Schedules.

(a)

SCHEDULE II

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Fiscal Years Ended 2001, 2000 and 1999

	Description	Balance at Beginning of Year	Charge to Cost and Expenses	Deductions	Balance at End of Year
2001	Allowance for uncollectible
	accounts receivable	$ 132,743	$ 20,822	$ 34,796	$ 118,769

2000	Allowance for uncollectible
	accounts receivable	333,703	42,39089	243,350(1)	132,743

1999	Allowance for uncollectible
	accounts receivable	406,157	160,742	233,196	333,703

2001	Allowance for excess and	200,000	93,357	43,357	250,000
	obsolete inventory

2000	Allowance for excess and
	obsolete inventory	502,198	233,774	535,972(1)	200,000

1999	Allowance for excess and
	obsolete inventory	380,333	258,411	136,546	502,198

(1) During the year ended September 30, 2000, the Company included $100,000 from reserves for accounts receivable and $180,000 from reserves for inventory that were deemed excessive after analytical and reasonableness reviews into non-recurring miscellaneous income.  These reserves were initially established due to the uncertainty in the collection of receivables and the inventory mix in anticipation of customer response to the sale of the memory module manufacturing business disclosed in the financial statements as discontinued operations.

At the date of the sale of the memory module manufacturing business in December 1999, the Company had accounts receivable from certain customers related to both the continuing and discontinued operations.  The Company had some concerns as to whether or not some of these customers would pay for the continuing operations accounts receivable due to the “going concern” opinion issued by the independent auditor.  In addition, some of the receivables were aging beyond reasonable terms.  The result was that an accounting estimate was made to reflect these potential collection issues.

By the end of the Company’s fiscal year ended September 30, 2000, the potential collection issues had all been resolved resulting in excess reserves for accounts receivable based on historical bad debt analysis and information available at the time relating to the collectability of the receivables. The Company first applied the reversal of these reserves to bad debt expense.  However, the reserve exceeded bad debt expense and, therefore, the excess was recorded as non-recurring miscellaneous income.  The Company estimates bad debt on a percentage-of-sales adjusted accordingly based on historical analysis of actual bad debts incurred.

The Company’s policy concerning inventory impairment charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed.  If subsequent to the date of impairment it is determined that the impairment charges are recoverable, the Company does not increase the carrying costs of the affected inventory and corresponding income.

After the sale of the memory module manufacturing business, inventory remained that had been utilized in both the continuing and discontinued operations.  While the inventory items had not been impaired as of the date of the sale of the discontinued operations, the Company did not know if it could utilize all of the inventory before it became obsolete.  Therefore, the Company made an estimate based on the best information available at the time as to the potential exposure due to excess inventory.  Accordingly, an inventory reserve was established to account for this estimate.  By the end of the fiscal year ended September 30, 2000, the Company was able to successfully utilize almost all of the inventory in products that were sold and reduced the cost basis of impaired inventory items by charging the impairment costs to the inventory reserve.  The remaining excess inventory reserve was then recorded as non-recurring miscellaneous income.

The notes to the consolidated financial statements of Tanisys Technology, Inc. and subsidiaries are an intergral part of this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANISYS TECHNOLOGY, INC.

Date:  December 21XX, 2001

By: /s/RICHARD M. BROOK

      Richard M. Brook

      Chief Executive Officer

      President and Director

Date:  December 21XX, 2001

By: /s/TERRY W. REYNOLDS

      Terry W. Reynolds

      Vice President of Finance and Chief Financial Officer

     (Duly authorized and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of December 2000.

Signature

Title

/s/ RICHARD M. BROOK

Chief Executive Officer

Richard M. Brook

President and Director

/s/ PARRIS H. HOLMES, JR.

Chairman of the Board

Parris H. Holmes, Jr.

/s/ DAVID P. TUSA

Corporate Secretary

DAVID P. TUSA

/s/JUSTIN  L. FERRERO

Director

JUSTIN L. FERRERO

/s/ THEODORE W. VAN DUYN

Director

Theodore W. Van Duyn

EXHIBIT 10.43

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is made effective on the 1st of October, 2001, by and between TANISYS, INC., a Wyoming corporation, with principal offices located at 12201 Technology Blvd., Austin, Texas 78727 (hereinafter referred to as the “Company”), and Richard M. Brook, a resident of Austin, Travis County, Texas (hereinafter referred to as the “Employee”).

W I T N E S S E T H:

WHEREAS, the Employee and the Company desire to enter into an agreement relating to employment, outlining the duties and obligations of each as follows:

NOW, THEREFORE, in consideration of the premises and the mutual covenants herein set forth, it is agreed as follows:

1.

Employment.  The Company agrees to continue to employ the Employee, and the Employee agrees to continue to be employed by the Company, subject to the terms and conditions set forth herein.

2.

Term.  Subject to the provisions hereof, the term of the Employee’s employment by the Company under this Agreement shall be for a period of one (1) year commencing on the date hereof; provided that such term of employment shall continue thereafter unless and until terminated by either the Company or the Employee upon no less than one hundred twenty (120) days’ prior written notice to the other of the desire to terminate such employment.  The term of the Employee’s employment hereunder, including any continuation of the original term, is hereinafter referred to as the “Employment Period.”

3.

Position and Duties.   During the Employment Period, the Employee shall serve as President and Chief Executive Officer and member of the Company’s Board of Directors, with such assignments, powers and duties as are assigned or delegated to him by the Chairman of the Board of Directors of Tanisys, Inc., or his authorized representative.  Such assignments, powers and duties may, from time to time, be modified by the Company, as the Company’s needs may require.  The Employee agrees to devote all of his business time, skill, attention and best efforts to the business of the Company and its Affiliates in the advancement of the best interests of the Company.  During the Employment Period, the Employee agrees to abide by all Company policies that may be in effect from time to time.

4.

Compensation.

A.

Salary.  For all services rendered by the Employee to the Company during the Employment Period, the Company shall pay the Employee a salary at the rate of One Hundred Eighty Thousand and No/100 Dollars ($180,000.00) annually.  The compensation is to be payable, subject to such withholdings as are required by law, in installments in accordance with the Company’s customary payroll practices. In the event that the Company generates net income (as determined by generally accepted accounting principles and consistent with that reported in the Company’s underlying financial statements) for three consecutive months within a SEC reporting quarter (“Profitable Quarter”), Employee’s salary rate will increase, effective with the first day following such Profitable Quarter, to Two Hundred Forty Thousand and No/100 Dollars ($240,000) annually.

A.

Stock Options.  As additional consideration for services rendered by Employee to the Company, the Company shall grant to the Employee options to purchase 6.6 million shares of the authorized but unissued common stock of the Company, at a cash purchase price of $0.03 per share.  These options shall vest over a four-year period, commencing on the first anniversary date of this Agreement, at the rate of 25% of such shares upon each anniversary date of this Agreement.  Other terms and conditions of the stock option grant will be consistent with the Company’s Employee Stock Option Plan.  Employee shall be protected from any dilution of his ownership position in Company through the quarter ended December 31, 2001.  Such dilution protection shall be limited to additional shares that may be issued to the current Series A Preferred Stock owners.

A.

Transaction Bonus.  Additionally, for services rendered by the Employee to the Company, if during the Employment Period, should the Company undergo a Change of Control (as defined hereinafter) within four (4) years of the date of execution of this Agreement, which yields to its shareholders consideration in an amount of not less than $20 million in cash or equivalent consideration, the Employee shall be paid the sum of 3% of the gross proceeds of such consideration.  As used herein, “Change of Control” means a Board of Director approved transaction or series of transactions (including any cash tender or securities exchange offer, merger, sale of assets or other business combination) as a result of which any person (other than the Company, an Affiliate of the Company or any employee benefit plan of the Company) shall become the beneficial owner of more than 50% of the aggregate combined voting power of all voting securities of the Company then outstanding.

5.

Office Facilities.  During the Employment Period, the Company will furnish the Employee, without charge, suitable office facilities for the purpose of performing his duties hereunder, which facilities shall include secretarial, telephone, clerical and support personnel and services and shall be similar to those furnished to employees of the Company having comparable positions.

6.

Fringe Benefits; Vacations.  During the Employment Period, the Employee shall be entitled to participate in or receive benefits under such pension, medical and life insurance and other employee benefit plans of the Company which may be in effect from time to time, to the extent he is eligible under the terms of those plans, on the same basis as other employees of the Company having comparable positions.  The Employee shall be entitled to vacations with pay in accordance with the policies of the Company that may be in effect from time to time.

7.

Expenses.  Subject to such policies regarding expenses and expense reimbursement as may be adopted from time to time by the Company and compliance therewith by the Employee, the Employee is authorized to incur reasonable expenses in the performance of his duties hereunder, and the Company will reimburse the Employee for such reasonable out-of-pocket expenses upon the presentation by the Employee of an itemized account and receipts satisfactory to the Company.

8.

Termination.

A.

If the Employee dies or becomes disabled during the Employment Period, the Employee’s salary and other rights under this Agreement or as an employee of the Company (except for salary and other rights accrued prior thereto) shall terminate at the end of the month during which death or disability occurs.  For purposes of this Agreement, the Employee shall be deemed to be “disabled” if, at any time during the Employment Period, the Employee shall have been unable to perform the essential duties of his employment hereunder, with or without accommodation, due to physical or mental incapacity for a period of ninety (90) days or any ninety (90) days in a period of two hundred seventy (270) days.

B.

If the Employee fails to perform the essential duties of his employment hereunder in a manner reasonably satisfactory to the Company or to comply with any of the provisions hereof, or commits any act of misconduct, malfeasance, gross negligence or disloyalty, the Employment Period and the Employee’s salary, other compensation and other rights under this Agreement as an employee of the Company shall terminate immediately upon written notice from the Company to the Employee, but such termination shall not affect the liability of the Employee by reason of his misconduct, malfeasance, gross negligence or disloyalty.

9.

Covenants Not to Disclose.  The Company agrees to provide the Employee with confidential and proprietary information and trade secrets in exchange for the Employee’s promise not to disclose them (the “Nondisclosure Provision”).  In accordance with this Non-disclosure Provision, the Employee covenants and agrees that he will not, at any time during or after the termination of his employment by the Company, communicate, divulge or disclose to any Person (as hereinafter defined) or use for his own account, or advise, discuss with or in any way assist any other Person or firm in obtaining or learning about, without the prior written consent of the Company, information concerning any of the Company’s services, systems, employees, customers, pricing practices, strategies, plans, general or specific “know-how,” training programs, methods of doing business, processes, programs, flow charts or equipment used in its business, or any other secret or confidential information (including, without limitation, any customer lists, trade secrets, future business plans or information concerning any work done by the Company for its customers or done in any effort to solicit or obtain customers) concerning, the business and affairs of the Company or any of its Affiliates acquired or obtained by the Employee during the term of her employment by the Company.  The Employee further covenants and agrees that he shall retain all such knowledge and information concerning the foregoing in trust for the sole benefit of the Company and its Affiliates and their respective successors and assigns.  For purposes of this Agreement, the term “Person” shall mean any individual, corporation, partnership, association, trust, estate or other entity or organization.

The Employee agrees to return to the Company, within fifteen (15) days from the date of termination of his employment by the Company, all books, catalogues, customer lists, computer diskettes and files, Company credit cards and any other materials and documents relating to the Company and its services, systems, employees, customers, pricing practices, strategies, plans, general or specific “know-how,” training programs, methods of doing business, processes, programs, flow charts or equipment used in its business, or any other secret or confidential information (including, without limitation, any customer lists, trade secrets, future business plans or information concerning any work done by the Company for its customers or done in any effort to solicit or obtain customers) concerning the business and affairs of the Company or any of its Affiliates acquired or obtained by the Employee during the term of his employment by the Company.  The Employee agrees not to use or retain any copies of any such materials after the date of termination of her employment by the Company.

10.

Covenant Not to Compete.  To enforce the Non-disclosure Provision contained in Section 9 above, the Employee covenants and agrees that, during the Employment Period and for a period of one (1) year after his resignation or termination of employment by the Company, he will not, directly or indirectly, except upon the written consent of the Company, own any interest in, render services or advice to or be engaged in any segment of a business of a company, partnership or firm (“Business Segment”) that is similar to or in competition with any significant business of the Company or its Affiliates which has been, is then or will in the future be marketed through the Company or any of its Affiliates in the geographic areas where the Company or any of its Affiliates had or solicited customers during the Employment Period, including but not limited to the following Business Segments:

(i)

Manufacturing, development or marketing of testing or testing-related equipment or products in the semi-conductor market or any other market that the Company may enter.

The Employee agrees that for a period of one (1) year from his resignation or termination of employment by the Company, the Employee will not, directly or indirectly, solicit or accept business from, or otherwise attempt to do business with, any customers of the Company (the “Non-solicitation Provision”).  This Non-solicitation Provision shall be limited to the same specific geographic area noted above.

The Employee represents that his experience and capabilities are such that the restrictions contained herein will not prevent the Employee from obtaining employment, or otherwise earning a living, at the same general economic benefit as reasonably required by his and that he has, prior to the execution of this Agreement, carefully reviewed this Agreement.

1.

Essential Nature of Covenants.  The covenants of the Employee contained in Sections 9 and 10 shall be construed as independent of any other provision of this Agreement.  The existence of any claim or cause of action of the Employee against the Company or any of its Affiliates, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of said covenants.  The Employee understands that the covenants contained in Sections 9 and 10 are essential elements of the transactions contemplated by this Agreement and, but for the agreement of the Employee to Sections 9 and 10, the Company would not have agreed to enter into such transactions.  The Employee has been advised to consult with his counsel in order to be informed in all respects concerning the reasonableness and propriety of Sections 9 and 10, with specific regard to the nature of the business conducted by the Company, and the Employee acknowledges that Sections 9 and 10 are reasonable and acceptable in all respects.

2.

Indemnification.  The Employee agrees to indemnify, defend and hold the Company harmless from any and all claims, demands, activities, suits, allegations, actions or causes of action arising from or incident to, whether directly or indirectly, any misconduct, malfeasance, gross negligence, disloyalty, misrepresentation or omission on the part of the Employee in the conduct of his duties or any conduct outside the scope of his employment which may give rise to liability or potential liability on the part of the Company, its directors, officers, agents, representatives or employees.

3.

Directors and Officers Insurance.  The Company shall maintain an appropriate level of Directors and Officers Liability Insurance.

14.     Remedies.  It is stipulated that the parties to this Agreement recognize that a breach by the Employee of his obligations under Sections 9 and 10 of this Agreement cannot be adequately compensated by money damages.  In the event of a breach or threatened breach by the Employee of Section 9 or 10, the Company shall be fully entitled to seek and obtain a temporary restraining order and an injunction restraining the Employee from the commission of such breach.  Nothing contained herein shall be construed as prohibiting the Company from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of money damages.

15.

Arbitration.  As part of, and in consideration for this Agreement and the compensation and other benefits paid by the Company to the Employee herein, and in consideration for the Company’s mutual agreement to arbitrate certain claims, the Employee agrees that any dispute he may have against the Company, its Affiliates, directors, officers, agents, representatives, attorneys, employees, successors or assigns, under either state or federal law, arising out of the Employee’s employment by the Company or termination of employment will be submitted to final and binding arbitration in accordance with the Company’s arbitration procedures. By agreeing to arbitrate, the Employee understands that he is not giving up any substantive rights under either state or federal law.  Rather, the Employee and the Company are mutually agreeing only to submit all disputes to an arbitral, rather than judicial, forum.

Prior to submitting any dispute to arbitration, the parties shall first attempt to resolve the matter by the claimant notifying the other party in writing of the dispute; by giving the other party the opportunity to respond in writing to the dispute within fifteen (15) days of receipt of the written claim; and by giving the other party the opportunity to meet and confer.  If the matter is not resolved in this manner, the dispute then may proceed to arbitration at the request of either party.

Pursuant to the Company’s arbitration procedures, the American Arbitration Association shall schedule any arbitration and appoint the arbitrator, if the parties cannot agree on the selection of the arbitrator.  The Employee understands that the cost of the arbitrator will be borne equally by the Employee and the Company (although the Employee will not be required to contribute more than $2,500.00 towards the cost of the arbitrator) and that the decision of the arbitrator shall be final and binding upon the parties.  In the event that a party to this Agreement brings or pursues a dispute in a court of law, which dispute is subject to final and binding arbitration in accordance with this Section 14, and should have been brought or submitted to arbitration pursuant to the foregoing procedures, that party shall pay all reasonable attorneys’ fees and court costs incurred by the other party in filing any motion to compel arbitration, motion to dismiss or other pleadings with said court to enforce arbitration pursuant to this Section 14.

The Employee understands and agrees that the Company is engaged in transactions involving interstate commerce and that this Section 14 evidences a transaction involving commerce.

16.

Waiver of Breach.  The waiver by the Company of a breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.

17.

Binding Effect; Assignment.  This Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors, assigns, heirs and legal representatives.  Insofar as the Employee is concerned, this Agreement, being personal, cannot be assigned.

18.

Severability; Judicial Reformation.  The invalidity of all or any part of any section or provision of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section or provision.  If any section or provision of this Agreement is so broad as to be unenforceable, such section or provision shall be reformed and interpreted to be only so broad as is enforceable.  To the extent possible and permitted by applicable law, judicial reformation of this Agreement, or any section or provision hereof, is acknowledged by the parties to be preferred and desired to preserve the intent and purpose of any section or provision herein to the fullest extent allowed by applicable law, should said section or provision be found or deemed to be unlawful and invalid by a court of competent jurisdiction.

19.

Counterparts.  This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

20.

Governing Law.  This Agreement shall be construed (both as to validity and performance) and enforced in accordance with and governed by the laws of the State of Texas.

21.

Notice.  All notices which are required or which may be given under this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person or three (3) days after being mailed by registered or certified first-class mail, postage prepaid, return receipt requested, if to the Employee at 5217 Old Spicewood Springs Road, #1705, Austin, Texas 78731, or if to the Company, at the address listed above, or to such other address as either party shall have specified by written notice to the other party.

22.

Entire Agreement; Modification.  This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.  This Agreement may not be changed, modified or altered except by written agreement signed by the Company and the Employee or by judicial reformation.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

TANISYS, INC.

By:/s/Parris H. Holmes, Jr.

By:/s/Richard M. Brook

      PARRIS H. HOLMES, JR.

     Richard M. Brook

      Chairman of the Board