Form 10-K/A
period 2001-09-30
TANISYS TECHNOLOGY INC
filed 2001-12-26
CIK 929775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-K/A

(Mark One)

[X]

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Business…………………………………………………………………..……...….........…….…

   4

Item 2.

Properties…………………………………………………………………...…...….........……….

 11

Item 3.

Legal Proceedings………………………………………………………………..…...….......….

 11

Item 4.

Submission of Matters to a Vote of Security Holders….………..…...…........……….…..

 11

PART II

Item 5.

Market for the Company’s Common Equity and Related Stockholder Matters……..

 12

Item 6.

Selected Financial Data ……………………………………………………….…………………

 15

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations ……………………………………………………….……………………

 16

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.....................……………..

 29

Item 8.

Financial Statements and Supplementary Data ………………………………………..

 29

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure……………………………………………………………..…......…..

 55

PART III.

Item 10.

Directors and Executive Officers of the Company ………………………………………...

55

Item 11.

Executive Compensation………………………………………………………….……………..

56

Item 12.

Security Ownership of Certain Beneficial Owners and Management………………….

56

Item 13.

Certain Relationships and Related Transactions ………………………………………….

56

PART IV.

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K ………………….

56

SIGNATURES…………………………………………………………………..................………….

62

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

Synchronous Memory Identification System.  Issued as U.S. Patent 6,183,253 on January 30, 2001.  This patent application describes additional applications for the use of table-based method with nested loops to automatically identify a synchronous memory module configuration.

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

ITEM 2.

PROPERTIES

At September 30, 2001, the company had under lease 14,846 square feet of space for its corporate offices at 12201 Technology Boulevard, Suite 125, Austin, Texas.  The company currently is paying annual rental of approximately $151,429 until April 30, 2003, plus a pro rata charge for property taxes, common area maintenance and insurance.

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

On August 13, 2001, the Company closed a private placement financing by entering into a Series A Preferred Stock Purchase Agreement with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation. The Company issued 2,635,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $1.00 per share, with offering costs of approximately $171,000.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock.  The proceeds will be utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

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

The Company has also agreed to make payments to the holders of the Series A Preferred for the face amount of the notes payable, to the extent its cash flow meets certain levels, until the holders have been repaid $2,642,200.  The Company has also granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility. The notes have no interest, cannot be prepaid, and mature on July 13, 2003.  Repayment on the notes can only be made with payments calculated by multiplying the excess of the quarterly EBITDA over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the notes have been repaid in full. However, if the notes have not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis. Prior to maturity, the notes shall not include any interest payable. Upon maturity, and until such time that New Century exercises the option described above, the notes shall accrue interest at 18% per annum.

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

The Series A Preferred shares will vote together with the Company’s Common Stock on an as-if-converted basis and not as a separate class.  Each share of Series A Preferred will have a number of votes equal to the number of Common Stock shares then issuable upon conversion of such shares of the Series A Preferred Stock.  Upon the closing of the Purchase Agreement, the Series A Preferred stockholders had 78% of the combined eligible voting power of the outstanding Common Stock and Series A Preferred.  As of December 31, 2001, the Series A Preferred stockholders will control 84% of the voting power of all stockholders of the Company.  If none of the financial targets included in the Purchase Agreement are met and the Company fails to pay the note payable to the Series A Preferred stockholders’ by July 15, 2003, then, by December 31, 2003, the Series A Preferred stockholders could potentially control approximately 94% of the voting power of the Company, inclusive of all potentially dilutive options and warrants.

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

Fiscal Years Ended September 30,
(In Thousands, except per share data)
	2001	2000	1999	1998	1997
Net sales	$ 5,206	$ 9,301	$ 10,145	$ 5,349	$ 5,294
Net income (loss) from continuing operations	(2,361)	2,150	1,043	(2,484)	(3,942)
Net income (loss) from discontinued operations	-	-	(10,010)	(6,064)	(6,171)
Goodwill amortization expense	-	-	-	(2,092)	(3,585)
Net income (loss) applicable to common stock per share:
Continuing operations	(.20)	0.11	-	(.30)	(.45)
Discontinued operations	-	-	(.87)	(.59)	(.70)
Total assets	3,566	4,593	16,814	15,913	17,232
Long-term debt	346	-	2,757	755	81
Series A preferred stock	2,473	-	1,831	2,390	-

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

Although a number of alternatives, including Chapter 7 liquidation, were considered by the Board of Directors, the best alternative was considered to be the sale of the memory module manufacturing business.  On December 9, 1999, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with All Components, Inc. (“ACI”). The Asset Purchase Agreement related to the sale of certain assets and business composing the Company’s memory module manufacturing business to an affiliate of ACI, Tanisys Operations, LP, as well as the sale of the stock of the Company’s wholly owned subsidiary, Tanisys (Europe) Ltd. (the “Sale Transaction”).  In addition, the Company entered into a covenant not to compete for ten years after the closing of the Sale Transaction, as further described below.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company.  In fiscal years 2001 and 2000, general and administrative expenses decreased to $706,716 from $776,684. General and administrative expenses expressed as a percentage of revenues were 13.5% and 8.4% in fiscal years 2001 and 2000, respectively.  The decrease in absolute dollars is the result of cost saving measures taken including personnel reductions in 2001.  The increase when expressed as a percentage of sales was a result of the lower sales volume in fiscal 2001.  Expenses are expected to decrease in both absolute dollars and as a percent of sales as revenue grows.

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

The Company’s policy concerning inventory impairment charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed.  If subsequent to the date of impairment it is determined that the impairment charges are recoverable, the Company does not increase the carrying amounts of the affected inventory.

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

Other income (expense) for fiscal year 2000 increased to $260,943 of income, as discussed above, compared to $356,774 of expense in fiscal 1999.  The $356,774 of expense in fiscal 1999 included $371,514 of interest expense, $13,675 of interest income, and $1,065 of miscellaneous income.

Provision for Income Taxes

For the years ended September 30, 2001, 2000 and 1999, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $2,321,000, $2,575,000 and $2,570,000 and for non-U.S. income tax purposes of approximately $0, $426,000 and $817,000, respectively.  The tax loss carry-forwards of approximately $26,092,000 at September 30, 2001, begin to expire in 2011.  At September 30, 2001 and 2000, the Company had temporary differences resulting in future tax (income) deductions of approximately $(40,000) and $1,430,000, respectively, principally representing differences in accounting and tax basis in accrued liabilities, reserves, depreciation, and anticipated loss from discontinued operations.  Deferred income tax assets from the loss carry-forwards and asset basis differences aggregate approximately $8,871,000 and $8,343,000, at September 30, 2001, and 2000, respectively.

For financial reporting purposes, valuation allowances of $8,871,000 and $8,343,000 at September 30, 2001 and 2000, respectively, have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

The Company was unable to use the tax losses generated during the current and prior years.  The availability of the net operating tax loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”), in the event of an ownership change as defined in Section 382 of the Code.  The Company may lose the benefit of such net operating loss carry-forwards due to Internal Revenue Service (“IRS”) Code Section 382 limitations.  This section states that after reorganization or other change in corporate ownership, the use of certain carry-forwards may be limited or prohibited.  The Company believes that the limitations under IRS Code Section 382 did not exist as of September 30, 2001, but if triggered, the consequence is expected to have no material impact on the Company’s consolidated financial position or results of operations.

Liquidity and Capital Resources

Since inception the Company has utilized the funds acquired in equity financings of its Common Stock, preferred stock, exercise of warrants, exercise of stock options, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. For fiscal 2001, the Company generated net cash from financing activities of $1,820,885 versus using net cash from financing activities of $41,287 in fiscal 2000. The increase of $1,862,172 in fiscal 2001 consisted primarily of proceeds from Series A Preferred Stock sales of $2,353,000 and related debt less offering costs paid on the Series A Preferred Stock transaction of $170,877, repayments of $2,740,757 on revolving credit, borrowings on revolving credit of $2,229,213, and payments on capital lease obligations of $19,054.  At September 30, 2001, the Company had $1,369,988 of cash and working capital of $1,961,948.

As of September 30, 2001, the Company had a bank line of credit of $2,000,000 which expires on May 29, 2002, at which time the Company believes the credit facility will be renewed.  At September 30, 2001, there was $1,911,544 of unused credit with this bank credit facility.  Certain financial covenants exists under this bank credit line which were not met as of September 30, 2001.  The Company has requested a waiver of the financial covenants and believes the credit facility will remain in effect until the expiration date of May 29, 2002.  However, there is no guarantee that the bank will waive any future failure by the Company to meet the financial covenants.

On August 13, 2001, the Company closed a private placement financing by entering into a Series A Preferred Stock Purchase Agreement with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation. The Company issued 2,635,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $1.00 per share, with offering costs of approximately $171,000.  As part of the issuance of the Series A Preferred Stock, the Company additionally issued a note payable of $2,642,200 to the Series A Preferred stockholders.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock.  The proceeds will be utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

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

Capital expenditures totaled $190,633 and $170,876 in fiscal 2001 and 2000, respectively. These capital expenditures were primarily for the purchase of test equipment, expansion of engineering facilities and upgrades to enterprise information systems.

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

History of Losses; Uncertain Profitability

The Company historically experienced operating losses until the fiscal year ended September 30, 2000 in which it had an operating profit of $2,150,486. However, due to the economic slowdown in the worldwide semiconductor industry, the Company recorded an operating loss for the year ended September 30, 2001 of $2,360,995.  At September 30, 2001, the Company had an accumulated deficit of approximately $42,131,976.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments.

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

        Report of Independent Public Accountants.............………………………………………………...

 31

        Consolidated Balance Sheets at September 30, 2001 and 2000.....................………………………

 32

        Consolidated Statements of Operations for the Years Ended September 30, 2001,

2000 and 1999………………………………………………………………..…...….........…….

 33

        Consolidated Statements of Stockholders’ Equity for the Years Ended

September 30, 2001, 2000 and 1999…………………………………………………….……...

 34

        Consolidated Statements of Cash Flows for the Years Ended September 30,

2001, 2000 and 1999………………………………………………………………..…......…….

 35

        Notes to the Consolidated Financial Statements.………………………………………………….…

 36

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

Austin, Texas

October 30, 2001

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 1,369,988	$ 1,601,777
Trade accounts receivable, net of allowance for doubtful accounts
of $118,769 and $132,743, respectively	600,768	1,713,417
Inventory (Note 3)	1,042,180	694,529
Prepaid expenses and other	140,044	137,654
Total current assets	3,152,980	4,147,377
Property and equipment, net of accumulated depreciation and amortization of
$1,007,018 and $954,945, respectively (Note 4)	363,382	394,468
Other noncurrent assets	49,420	51,217
Total Assets	$ 3,565,782	$ 4,593,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 502,278	$ 340,925
Accrued liabilities (Note 5)	265,598	598,498
Revolving credit note (Note 6)	88,456	600,000
Current portion of obligations under capital lease (Note 8)	13,791	10,516
Net current liabilities of discontinued operations (Note 2)	320,909	994,010
Total current liabilities	1,191,032	2,543,949
Long-term portion of obligations under capital lease (Note 8)	19,494	126
Net noncurrent liabilities of discontinued operations (Note 2)	57,251	9,971
Note payable Series A Preferred stockholders, net (Note 7)	345,801	-
Total liabilities	1,613,578	2,554,046
Stockholders' equity (Notes 9 and 10):
Series A convertible preferred stock:
15% Series A convertible preferred stock, $1 par value, 10,000,000 shares
authorized, 2,650,429 and 0 shares issued and outstanding, respectively (Note 9)	2,473,429	-
Common stock, no par value, 50,000,000 shares authorized,
24,147,534 and 24,097,358 shares issued and outstanding, respectively	37,604,709	37,579,849
Additional paid-in capital	4,006,042	1,711,719
Accumulated deficit	(42,131,976)	(37,252,552)
Total stockholders' equity	1,952,204	2,039,016
Total Liabilities and Stockholders’ Equity	$ 3,565,782	$ 4,593,062

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Foreign
Additional	Currency	Total
Preferred Stock	Common Stock	Paid-in	Translation	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance, September 30, 1998	-	$ -	10,399,857	$ 29,114,774	$ 1,687,312	$ (2,625)	$ (29,385,233)	$ 1,414,228
Net loss	-	-	-	-	-	-	(8,966,728)	(8,966,728)
Exercise of stock warrants	-	-	907,500	558,750	-	-	-	558,750
Stock issued for services	-	-	15,000	30,000	-	-	-	30,000
Stock issued for interest on stockholder debt	-	-	50,379	133,333	-	-	-	133,333
Stock warrants issued for debt financing costs	-	-	-	75,000	-	-	-	75,000
Stock warrants issued for operating lease	-	-	-	56,284	-	-	-	56,284
Stock warrants issued in connection with issuance of	-	-
debt to stockholders	-	-	-	461,538	-	-	-	461,538
Conversion of mandatorily redeemable Convertible preferred stock to
common stock	-	-	767,599	1,424,485	-	-	-	1,424,485
Amortization of beneficial conversion feature	-	-	-	-	-	-	(865,493)	(865,493)
Stock dividend paid on mandatorily redeemable
convertible preferred stock	-	-	54,867	114,331	-	-	(142,456)	(28,125)
Foreign currency translation adjustment	-	-	-	-	-	2,625	-	2,625
Balance, September 30, 1999	-	-	12,195,202	31,968,495	1,687,312	-	(39,359,910)	(5,704,103)
Net income	-	-	-	-	-	-	2,150,486	2,150,486
Exercise of stock warrants	-	-	216,666	144,333	-	-	-	144,333
Stock issued for services	-	-	1,203,420	421,036	-	-	-	421,036
Stock issued for interest on debt	-	-	168,950	119,444	-	-	-	119,444
Stock warrants issued for debt financing costs	-	-	-	-	8,105	-	-	8,105
Stock options issued for services	-	-	-	-	16,302	-	-	16,302
Conversion of stockholder debt
to common stock	-	-	4,000,000	1,799,913	-	-	-	1,799,913
Stock issued-private placement	-	-	1,528,750	1,223,000	-	-	-	1,223,000
Conversion of mandatorily redeemable convertible preferred stock to common
stock	-	-	4,672,541	1,846,017	-	-	-	1,846,017
Stock dividend paid on mandatorily redeemable
convertible preferred stock	-	-	111,829	57,611	-	-	(43,128)	14,483
Balance, September 30, 2000	-	-	24,097,358	$ 37,579,849	$ 1,711,719	$ -	$(37,252,552)	$ 2,039,016
Net loss	-	-	-	-	-	-	(2,360,995)	(2,360,995)
Exercise of stock options	-	-	750	360	-	-	-	360
Stock issued for services	-	-	59,426	32,500	-	-	-	32,500
Stock repurchased	-	-	(10,000)	(8,000)	-	-	-	(8,000)
Series A Preferred Stock issued in private placement	2,635,000	2,458,000	-	-	-	-	-	2,458,000
Receivable from stockholder	(45,000)	(45,000)	-	-	-	-	-	(45,000)
Amortization of beneficial conversion feature	-	-	-	-	2,465,200	-	(2,465,200)	-
Preferred stock dividend	53,229	53,229	-	-	-	-	(53,229)	-
Preferred stock for services	7,200	7,200	-	-	-	-	-	7,200
Offering costs	-		-	-	(170,877)	-	-	(170,877)
Balance, September 30, 2001	2,650,429	$2,473,429	24,147,534	$ 37,604,709	$ 4,006,042	$ -	$(42,131,976)	$ 1,952,204

The accompanying notes are an integral part of these consolidated financial statements

tANISYS TECHNOLOGY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss) Deduct: Net loss from discontinued operations	$ (2,360,995)	$ 2,150,486	$ (8,966,728)
	-	-	(10,010,050)
Cash flows from operating activities of continuing operations:
Income (loss) from continuing operations	(2,360,995)	2,150,486	1,043,322
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	228,121	273,737	455,923
Amortization of warrant cost issued for debt	-	78,056	184,287
Amortization of debt discount interest expense	168,801	-	-
Loss on sale of equipment	43,577	5,233	-
Stock issued for preferred dividends payable	-	28,125	-
Stock issued for interest	-	119,444	133,333
Stock and stock options issued for services	39,700	437,338	30,000
Stock warrants issued for financing costs	-	8,105	-
(Increase) decrease in restricted cash	-	290,511	(136,240)
(Increase) decrease in accounts receivable, net	1,112,649	263,973	(757,968)
(Increase) decrease in inventory	(347,651)	(154,071)	383,484
(Increase) decrease in prepaid expenses and other	(2,390)	68,320	(81,182)
(Increase) decrease in other noncurrent assets	(8,679)	-	-
Increase (decrease) in accounts payable and accrued liabilities	(171,545)	(788,864)	(565,289)
Net cash provided by (used in) operating activities of continuing operations	(1,298,412)	2,780,393	689,670
Cash flows from investing activities:
Proceeds from the sale of equipment	2,192	4,000	-
Purchases of equipment	(190,633)	(170,876)	(192,156)
Other assets	-	(708)	12,834
Net cash used in investing activities of continuing operations	(188,441)	(167,584)	(179,322)
Cash flows from financing activities:
Proceeds (repurchase) from issuance of common stock	(8,000)	1,223,000	-
Proceeds from issuance of preferred stock	2,353,000	-	-
Proceeds from issuance of debt	177,000	-	2,000,000
Additional offering costs for preferred stock issue	(170,877)	-	-
Borrowings on revolving credit note	2,229,213	4,766,537	5,527,943
Repayments on revolving credit note	(2,740,757)	(6,144,940)	(4,493,037)
Payments on capital lease obligations	(19,054)	(30,217)	(51,187)
Proceeds from exercise of stock options or warrants	360	144,333	558,750
Net cash provided by (used in) financing activities of continuing operations	1,820,885	(41,287)	3,542,469
Net cash provided by (used in) continuing operations	334,032	2,571,522	4,052,817
Net cash from discontinued operations	(565,821)	(1,654,694)	(3,607,314)
Increase (decrease) in cash and cash equivalents	(231,789)	916,828	445,503
Cash and cash equivalents, beginning of year	1,601,777	684,949	239,446
Cash and cash equivalents, end of year	$ 1,369,988	$ 1,601,777	$ 684,949
Supplemental disclosure of cash flow information:
Interest paid	$ 255,137	$ 248,355	$ 941,408
Non-cash investing and financing activities:
Stock and stock options issued for services	-	437,338	30,000
Preferred stock dividend paid in preferred stock	53,229	-	28,125
Preferred stock dividend paid in common stock	-	57,611	114,331
Amortization of beneficial conversion feature on preferred stock	2,465,200	-	865,493
Equipment purchased with capital lease	41,696	-	1,094,039
Issuance of stock warrants in connection with issuance of debt to stockholders	-	-	461,538
Cancellation of common stock	8,000	-	-
Conversion of preferred stock to common stock	-	1,846,017	1,424,485
Conversion of debt to preferred stock	60,000	-	-
Preferred stock issued for offering costs	7,200	-	-
The accompanying notes are an integral part of these consolidated financial statements.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2001, 2000 and 1999

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Tanisys Technology, Inc. (“Tanisys”) and its wholly owned subsidiaries, 1st Tech Corporation (“1st Tech”), DarkHorse Systems, Inc. (“DarkHorse”), Rosetta Marketing and Sales Inc., and Tanisys (Europe) Ltd., which was located in Scotland (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  Numerous factors could affect the Company’s operating results, including, but not limited to, general economic conditions, competition, and changing technologies.  A change in any of these factors could have an adverse effect on the Company’s consolidated financial position or results of operations.  The Company experienced an operating loss of $2,360,995 for the year ended September 30, 2001, even though it had net operating income of $2,150,486 for the year ended September 30, 2000. The Company had to raise additional capital in order to continue its operations in fiscal 2001 resulting in the issuance of Series A Preferred Stock and related debt (See Notes 7 and 9).  The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of the Company’s revenues and its ability to attract additional capital if needed.

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

The former Scotland subsidiary, Tanisys (Europe) Ltd., used the Pound Sterling as its functional currency. Income and expense items were translated into U.S. dollars at the average exchange rate prevailing during the period.  The aggregate translation gains and losses included in the determination of net loss are not material for any period presented.  The stock of Tanisys (Europe) Ltd. was sold in December 1999. (See Note 2)

Revenue Recognition

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

The Company sells its test systems directly to customers through its internal sales organization and through distribution partners in Asia.  The Company has entered into agreements with these distribution partners whereby they may purchase the Company’s test systems at a discount and resell the test systems to their customers. As part of the agreement, the distribution partners provide technical support to their customers. The Company generally warrants its products against defects for a period of one year to all of its customers, including its distribution partners.  In the past, product warranty costs have been insignificant.

Sales to distribution partners are recognized as revenue by the Company upon the shipment of products because the distribution partners, like the Company’s other customers, have issued purchase orders with fixed pricing and are obligated for payment to the Company.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences may be material to the financial statements.

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

2.

DISCONTINUED OPERATIONS (Continued)

Assets and liabilities of the memory module manufacturing business consisted of the following:

September 30,
	2001	2000
Accrued liabilities	$ 246,086	$ 940,374
Accounts payable	74,823	53,636
Current liabilities	320,909	994,010
Non current liabilities	57,251	9,971
Net noncurrent liabilities	$ 378,160	$ 1,003,981

3.

INVENTORY

Inventory consists of the following:

September 30,
	2001	2000
Raw materials	$ 721,298	$ 453,573
Work in process	35,887	93,941
Finished goods	284,995	147,015
	$ 1,042,180	$ 694,529

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

4.

PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization expense includes depreciation and amortization of property and equipment. Depreciation and amortization expense is reflected in the accompanying consolidated statements of operations as follows:

                Year Ended September 30,

	2001	2000	1999
Cost of goods sold	$ 82,862	$ 211,638	$ 300,457
Operating expenses	145,259	62,099	155,466
	$ 228,121	$ 273,737	$ 455,923

5.

ACCRUED LIABILITIES

Accrued liabilities consist of the following:

September 30,
	2001	2000
Unearned revenue	$ -	$ 39,167
Warranty	20,000	53,210
Salaries, wages, and commissions	95,945	331,855
Franchise, sales and property taxes	34,502	67,540
Interest payable	3,841	3,103
Professional fees	63,178	91,550
Offering Costs	33,259	-
Engineering fees	5,918	-
Other liabilities	8,955	12,073
	$ 265,598	$ 598,498

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

6.         REVOLVING CREDIT NOTE (Continued)

The Company and Silicon Valley Bank entered into a new Revolving Line of Credit agreement on September 19, 2000, to replace the former Accounts Receivable Purchase Agreement dated April 3, 2000.  The Revolving Line of Credit facility provided for financing of up to a maximum of $2,000,000 secured by the assets of the Company and had a maturity date of September 18, 2001.  The Revolving Line of Credit bore an interest rate of prime plus 1.5%, decreasing to a per annum rate of prime plus 1.0% effective on the first day of the month following three consecutive months wherein the Company maintained at least a 1.50 to 1.00 Quick Ratio.  The Revolving Line of Credit agreement also provided for a non-usage fee of 0.50% per annum.  In addition, the Company had certain covenants it had to meet throughout the term of the agreement.  As of September 30, 2000, the amount owed on the Revolving Line of Credit was $600,000.  However, the Company did not meet specified financial covenants for the quarter ended March 31, 2001, and therefore, had to convert to an Accounts Receivable Financing Agreement.

On May 30, 2001, the Company entered into a new Accounts Receivable Financing Agreement with Silicon Valley Bank to replace the former Revolving Line of Credit Agreement dated September 19, 2000.  As of September 30, 2001, the amount owed under this agreement was $88,456.  The loan facility provides for the financing of up to $2,500,000 of the face amount of the Company’s accounts receivable of which the Bank will loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  The applicable interest rate is prime plus 1.5%, decreasing to prime plus 1.0% if the Company is able to meet 90% of its planned revenue.  The Company does not believe it will meet the required planned revenue amounts before the maturity date of the loan facility.  The Accounts Receivable Financing Agreement also provides for a collateral handling fee equal to 0.50% per month of the average daily financed balance. The Accounts Receivable Financing Agreement has a maturity date of May 29, 2002 and contains certain quarterly financial covenants the Company must meet.  The Company failed to meet both the June 30, 2001 and September 30, 2001 financial covenants but received waivers of the covenants from the Bank.  In addition, the Company does not believe it will be able to meet the financial covenants for the quarter ended December 31, 2001 and March 31, 2002 due to the current economic situation.  However, the Company believes that the Bank will continue to provide financing of the Company’s accounts receivable, but the terms of the financing may be less favorable.  As part of the loan agreement, the Company issued stock purchase warrants that allows the Bank to purchase 25,000 shares of Common Stock at a price of $1.00 per share, which was market value on the date of the loan agreement. (see Note 10).

7.

LONG-TERM DEBT

In November 1998, the Company received $2,000,000 and issued notes with attached stock warrants to certain stockholders of the Company.  The debt was due in two years and carried an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of Common Stock or cash, at the option of the Company.  One stock warrant was issued for every two dollars of debt, resulting in the issuance of 1,000,000 stock warrants.  Each warrant is exercisable into one share of Common Stock beginning on December 1, 1998, at an exercise price of $0.50 per share and increased to $1.00 per share after August 1, 1999. The exercise price increased to $2.00 per share on October 1, 2000.  The warrants expired on November 1, 2001. The noteholders were issued 0 and 75,000 shares of Common Stock upon the exercise of certain warrants for the fiscal years ended September 30, 2001 and 2000, respectively.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

7.

LONG-TERM DEBT (Continued)

The Company determined the fair value of the warrants to be approximately $461,538, and has reflected this value as a discount on the debt.  The debt discount was amortized as interest expense over the life of the related debt.

In connection with the placement and issuance of this debt, the Company incurred costs of $21,350 and issued 50,000 stock warrants to the Company’s chairman of the board and 12,500 stock warrants to its legal counsel.  Each warrant was exercisable into one share of Common Stock at $0.02 per share beginning on December 1, 1998.  As of September 30, 1999, all of these warrants had been exercised for 62,500 shares of Common Stock.  The Company valued the warrants at $1.20 per share, or $75,000.

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

On August 13, 2001, the Company entered into a Series A Preferred Stock Purchase Agreement in conjunction with a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”).  The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock (see Note 9) and a note payable to the investors for the amount of $2,642,200.  The note has no interest, cannot be prepaid, and matures on July 13, 2003.  Repayment of the note can only be made with payments calculated by multiplying the excess of the quarterly EBITDA over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the debt has been repaid in full. However, if the debt has not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis.

The Company, at August 13, 2001 valued the note payable to the Series A Preferred stockholders at $177,000, consisting of the face value of $2,642,200 and a discount on the debt of $2,465,200 to be amortized over the term of the note (see Note 9). For the fiscal year ended September 30, 2001, the Company charged $168,801 of the discount on the debt to interest expense leaving a September 30, 2001 note balance, net of discount, of $345,801, and is due during the year ended September 30, 2003.

8.

LEASE COMMITMENTS

The Company leases certain equipment and office space under noncancellable leases with expiration dates ranging from 2001 through 2004.

Future minimum lease payments under all leases from continuing operations at September 30, 2001 were as follows:

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

8.

LEASE COMMITMENTS (Continued)

	Capital Leases	Operating Leases
2002	$ 17,296	$ 157,954
2003	17,141	90,247
2004	4,054	-
2005	-	-
2006	-	-
Total minimum lease payments	38,491 (5,206)	$ 248,201
Amounts representing interest
Present value of minimum capital lease payments	33,285
Less: current portion	(13,791)

Long-term capital lease obligation	$ 19,494

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

A dividend of 53,229 shares of Series A Preferred was paid to the holders of the Series A Preferred for the quarter ended September 30, 2001.

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

Had compensation cost for all stock option grants been determined based on fair market value at the grant dates consistent with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been increased (decreased) to the pro forma amounts indicated below:

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

11.

INCOME TAXES

For the years ended September 30, 2001, 2000 and 1999, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $2,321,000, $2,575,000 and $2,570,000 and for non-U.S. income tax purposes of approximately $0, $426,453 and $817,000, respectively.  The tax loss carry-forwards of approximately $26,092,000 at September 30, 2001 begin to expire in 2011.  At September 30, 2001 and 2000, the Company had temporary differences resulting in future taxable (income) deductions of approximately ($40,000) and $1,430,000, respectively, principally representing differences in accounting and tax basis in accrued liabilities, reserves, depreciation and anticipated loss from discontinued operations.  Deferred income tax assets from the loss carry-forwards and asset basis differences aggregate approximately $8,871,000 and $8,343,000 at September 30, 2001, and 2000, respectively.

For financial reporting purposes, valuation allowances of $8,871,000 and $8,343,000 at September 30, 2001 and 2000, respectively, have been recorded to offset the deferred tax assets due to the uncertainty as to whether the benefits will be realized.

The Company was unable to use the tax losses generated during the current year and prior years. The availability of the net operating loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”), in the event of an ownership change as defined in Section 382 of the Code.  The Company may lose the benefit of such net operating loss carry-forwards due to Internal Revenue Service (“IRS”) Code Section 382 limitations.  This section states that after reorganization or other change in corporate ownership, the use of certain carry-forwards may be limited or prohibited.  The Company believes that the limitation under the IRS Code Section 382 did not exist as of September 30, 2001, if triggered, the consequence is expected to have no material impact on the Company’s consolidated financial position or results of operations.

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

	2001	2000	1999
Weighted average number of common shares used in basic earnings per share	24,137,785	19,585,778	11,522,077

Effect of dilutive securities:
Stock options	-	626,225	921,392
Warrants	-	368,334	376,666
Preferred stock	-	-	2,345,786

Weighted average number of
common shares and dilutive
potential common stock used in diluted earnings per share	24,137,785	20,580,337	15,165,921

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2001, 2000 and 1999

12.

EARNINGS PER SHARE (Continued)

The following data shows the calculation of the income available to common stockholders used in computing diluted earnings per share;

	2001	2000	1999
Income (loss) from continuing operations applicable to common stockholders	$ (4,879,424)	$ 2,107,358	$ 35,373
Income impact of assumed conversions:
preferred stock dividends	-	43,128	142,456
Income (loss) from continuing operations after assumed conversions of diluted securities	(4,879,424)	2,150,486	177,829
Loss from discontinued operations	-	-	(10,010,050)
Net income (loss) applicable to common stockholders after assumed conversion of dilutive securities	$ (4,879,424)	$ 2,150,486	$ 9,832,221

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

The Company issued 250,000 shares of Common Stock on March 8, 2000, to its chairman, president, and secretary in connection with a private placement of Common Stock.  The Common Stock was valued at $200,000 based on the market value at the date of issue recorded as offering costs.

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

Under provisions of the Plan, the Company may elect to make discretionary matching contributions to the Plan for the benefit of the participants.  No such discretionary contributions were made in fiscal 2001, 2000 or 1999.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

(c)

Reports on 8-K.

Form 8-K dated August 14, 2001, and filed August 14, 2001, reporting the change in control of registrant.

(a)

Schedules.

SCHEDULE II

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Fiscal Years Ended 2001, 2000 and 1999

	Description	Balance at Beginning of Year	Charge to Cost and Expenses	Deductions	Balance at End of Year
2001	Allowance for uncollectible
	accounts receivable	$ 132,743	$ 20,822	$ 34,796	$ 118,769

2000	Allowance for uncollectible
	accounts receivable	333,703	42,390	243,350(1)	132,743

1999	Allowance for uncollectible
	accounts receivable	406,157	160,742	233,196	333,703

2001	Allowance for excess and	200,000	93,357	43,357	250,000
	obsolete inventory

2000	Allowance for excess and
	obsolete inventory	502,198	233,774	535,972(1)	200,000

1999	Allowance for excess and
	obsolete inventory	380,333	258,411	136,546	502,198

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

Date:  December 26, 2001

By: /s/RICHARD M. BROOK

      Richard M. Brook

      Chief Executive Officer

      President and Director

Date:  December 26, 2001

By: /s/TERRY W. REYNOLDS

      Terry W. Reynolds

      Vice President of Finance and Chief Financial Officer

     (Duly authorized and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of December 2001.

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