Form 10-Q
period 2001-12-31
TANISYS TECHNOLOGY INC
filed 2002-02-13
CIK 929775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicated below is the number of shares outstanding of the Registrant’s common stock at
February 11, 2002:

Number of Shares

Title of Class

    Outstanding

Common Stock, no par value

     24,147,534

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

PART I      FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets – December 31, 2001 and September 30, 2001……………       3

       Consolidated Statements of Operations - For the Three Months Ended

December  31, 2001 and 2000. .……………………………………….…………..….        4

Consolidated Statements of Cash Flows - For the Three Months  Ended

             December 31, 2001 and 2000 ..….….………………………………….……………..        5

       Notes to Interim Consolidated Financial Statements ……………………………………..       6

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of

                           Operations….………………………………………………………………………….      11

Item 3.

       Quantitative and Qualitative Disclosures About Market Risk…………………….………     14

PART II    OTHER INFORMATION

Item 1.          Legal Proceedings………………………………………………………………………….    14

Item 2.

       Changes in Securities and Use of Proceeds………………………………………………..    14

Item 6.

       Exhibits and  Reports on Form 8-K………………………………………………………..    14

SIGNATURES……………………………………………………………………………………..…….    15

#

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

December 31,	September 30,
2001	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 505,244	$ 1,369,988
Trade accounts receivable, net of allowance for doubtful accounts of
$118,769	947,535	600,768
Inventory	918,594	1,042,180
Prepaid expenses and other	71,932	140,044
Total current assets	2,443,305	3,152,980
Property and equipment, net of accumulated depreciation of
$1,054,929 and $1,007,018, respectively	352,061	363,382
Other non-current assets	46,626	49,420
Total assets	$ 2,841,992	$ 3,565,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 363,106	$ 502,278
Accrued liabilities	475,646	265,598
Revolving credit note	-	88,456
Current portion of obligations under capital lease	14,086	13,791
Net current liabilities of discontinued operations	175,143	320,909
Total current liabilities	1,027,981	1,191,032
Net noncurrent liabilities of discontinued operations	41,375	57,251
Long-term portion of obligations under capital lease	15,798	19,494
Note payable Series A Preferred stockholders, net	669,337	345,801
Total liabilities	1,754,491	1,613,578
Stockholders' equity:
Series A convertible preferred stock:
15% Series A convertible preferred stock, $1 par value 10,000,000 shares authorized, 3,834,171 and 2,650,429 shares issued and
outstanding, respectively	2,593,326	2,473,429
Common stock, no par value, 50,000,000 shares authorized,
24,147,534 and 24,097,358 shares issued and outstanding,
respectively	37,604,709	37,604,709
Additional paid-in capital	3,991,884	4,006,042
Accumulated deficit	(43,102,418)	(42,131,976)
Total stockholders' equity	1,087,501	1,952,204
Total liabilities and stockholders' equity	$ 2,841,992	$ 3,565,782

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months
Ended December 31,
2001	2000
Net sales	$ 951,784	$ 2,140,277
Cost of goods sold	482,430	768,841
Gross profit	469,354	1,371,436
Operating expenses:
Research and development	530,154	556,519
Sales and marketing	323,128	325,417
General and administrative	112,663	155,697
Depreciation and amortization	30,211	32,111
Total operating expenses	996,156	1,069,744
Operating income (loss) Other income (expense):	(526,802)	301,692
Interest income	3,639	12,381
Interest expense	(17,031)	(12,490)
Interest expense – Series A debt discount	(323,536)	-
Other	(6,816)	(3,942)
Net income (loss)	$ (870,546)	$ 297,641

Income (loss) from continuing operations	$ (870,546)	$ 297,641
Preferred stock dividend	(99,897)	-
Net income (loss) applicable to common stockholders	$ (970,443)	$ 297,641

Basic income (loss) per common share:
Income (loss) from applicable to common stockholders	$ (0.04)	$ 0.01

Diluted income (loss) per common share:
Income (loss) applicable to common stockholders	$ (0.04)	$ 0.01

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months
Ended December 31,
2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (870,546)	$ 297,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,705	50,652
Loss on sale of fixed assets	-	750
Amortization of debt discount interest expense	323,536	-

Changes in operating assets:
(Increase) decrease in restricted cash	-	(50,000)
(Increase) decrease in accounts receivable, net	(346,767)	(606,029)
(Increase) decrease in inventory	86,995	(30,886)
(Increase) decrease in prepaid expenses and other	68,112	23,126
(Increase) decrease in other noncurrent assets	-	(8,678)
Increase (decrease) in accounts payable	(139,172)	(19,445)
Increase (decrease) in accrued liabilities	210,048	(303,487)
Net cash (used in) operating activities of continuing operations	(617,089)	(646,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(93,194)
Net cash used in investing activities of continuing operations	-	(93,194)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs from Series A preferred stock issue	(14,158)	-
Proceeds on stockholder debt	20,000	-
Borrowings on revolving credit note	-	700,000
Repayments on revolving credit note	(88,456)	(600,000)
(Payments) on capital lease obligations	(3,400)	(3,275)
Net cash provided by (used in) financing activities of continuing operations	(86,014)	96,725
Net cash used in continuing operations	(703,103)	(642,825)
Net cash used in discontinued operations	(161,641)	(150,801)
(Decrease) in cash and cash equivalents	(864,744)	(793,626)
Cash and cash equivalents at beginning of period	1,369,988	1,601,777
Cash and cash equivalents at end of period	$ 505,244	$ 808,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 18,735	$ 13,301
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends paid in Series A preferred stock	99,897	-
Transfer of inventory to fixed assets	36,590	-

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT

                   ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Tanisys Technology, Inc. (“Tanisys”) and its wholly owned subsidiaries, 1st Tech Corporation (“1st Tech”), DarkHorse Systems, Inc. (“DarkHorse”), and Rosetta Marketing and Sales Inc. (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2001 contained in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 26, 2001.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  Numerous factors could affect the Company’s operating results, including, but not limited to, general economic conditions, competition, and changing technologies.  A change in any of these factors could have an adverse effect on the Company’s consolidated financial position or results of operations.  The Company experienced an operating loss of $870,546 for the quarter ended December 31, 2001, even though it had net operating income of $297,641 for the quarter ended December 31, 2000. The Company had to raise additional capital in order to continue its operations in fiscal 2001 resulting in the issuance of Series A Preferred Stock and related debt (See Notes 6 and 7).  The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of the Company’s revenues and its ability to attract additional capital if needed.

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

The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999.  As of December 31, 2001, remaining future costs associated with the disposition of the discontinued operations are $216,519, including actual and estimated remaining balances of terminated equipment and real estate leases, legal and professional fees, related vendor liabilities, and other miscellaneous accrued expenses.

NOTE 3: CASH AND CASH EQUIVALENTS

The Company invests its excess cash in money market funds, U.S. Treasury obligations, and short-term debt instruments of U.S. corporations with strong credit ratings.  The Company has established guidelines with respect to the diversification and maturities that maintain safety and liquidity.  The Company considers all highly liquid investments with an original maturity of three months or less and money market funds to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value.

NOTE 4:  INVENTORY

Inventory consists of the following:

	December 31,	September 30,
	2001	2001
Raw materials	$ 669,134	$ 721,298
Work-in-process	40,031	35,887
Finished goods	209,429	284,995
Total inventory	$ 918,594	$ 1,042,180

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

NOTE 5:  REVOLVING CREDIT NOTE

On May 30, 2001, the Company entered into a new Accounts Receivable Financing Agreement with Silicon Valley Bank to replace the former Revolving Line of Credit Agreement dated September 19, 2000.  As of December 31, 2001, the Company owed nothing under this agreement.  The loan facility provides for the financing of up to $2,500,000 of the face amount of the Company’s accounts receivable of which the Bank will loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  The applicable interest rate is prime plus 1.5%, decreasing to prime plus 1.0% if the Company is able to meet 90% of its planned revenue.  The Company does not believe it will meet the required planned revenue amounts before the maturity date of the loan facility.  The Accounts Receivable Financing Agreement also provides for a collateral handling fee equal to 0.50% per month of the average daily financed balance. The Accounts Receivable Financing Agreement has a maturity date of May 29, 2002 and contains certain quarterly financial covenants the Company must meet.  The Company failed to meet the June 30, 2001, September 30, 2001 and December 31, 2001 financial covenants.  In addition, the Company does not believe it will be able to meet the financial covenants for the quarter ended March 31, 2002 due to the current economic situation.  However, the Company believes that the Bank will continue to provide financing of the Company’s accounts receivable, but the terms of the financing may be less favorable.

NOTE 6:  LONG-TERM DEBT

On August 13, 2001, the Company entered into a Series A Preferred Stock Purchase Agreement in conjunction with a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”).  The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock, including 7,200 shares issued on September 28, 2001 for costs related to the offering, and a note payable to the investors in the amount of $2,642,200.  The note has no interest, cannot be prepaid, and matures on July 13, 2003.  Repayment of the note can only be made with payments calculated by multiplying the excess of the quarterly EBITDA over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the debt has been repaid in full. However, if the debt has not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis.  The Company does not believe it will be able to achieve the specified financial targets for the six-month period ending June 30, 2002.

The Company, at August 13, 2001 valued the note payable to the Series A Preferred stockholders at $177,000, consisting of the face value of $2,642,200 and a discount on the debt of $2,465,200 to be amortized over the term of the note. For the quarter ended December 31, 2001, the Company charged $323,536 of the discount on the debt to interest expense leaving a December 31, 2001 note balance, net of discount, of $669,337, and is due during the year ended September 30, 2003.

NOTE 7:  PREFERRED STOCK

The Company has issued 2,635,000 shares of Series A Preferred Stock (“Series A Preferred”) for $1.00 per share pursuant to a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) dated August 13, 2001.  The issuance of the Series A Preferred Stock resulted from a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock which represented approximately 40% of the original issuance of the Series A Preferred.  The proceeds of $2,635,000, less offering costs of approximately $171,000, will be utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

On September 28, 2001, the Company issued 7,200 shares of Series A Preferred in lieu of cash for costs related to the offering.

Each share of Series A Preferred is immediately convertible into 33.334 shares of Common Stock.  The holders of the Series A Preferred will be entitled to a cumulative annual dividend of 15%, payable quarterly, which, at the option of New Century may be paid in cash or in additional shares of Series A Preferred.

A dividend of 139,691 shares of Series A Preferred valued at $99,897 was paid to the holders of the Series A Preferred for the quarter ended December 31, 2001.

The holders of the Series A Preferred will have a liquidation preference in the event of any liquidation, sale, merger or similar event, and have registration rights and other customary rights.  The Company has also issued a note payable to the Series A Preferred stockholders in the amount of $2,642,200 with repayments only to be made to the extent the Company’s cash flow meets certain levels. In conjunction with the debt, the Company has granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility.  In addition, the Company has also agreed to issue additional shares of Series A Preferred equal to 50% of the then fully diluted Common Stock to the holders if the Company fails to repay the note, plus the mandatory dividends, by July 15, 2003.  The Company has also agreed to issue, at up to six different times, additional shares of Series A Preferred to the investors equal to 25% of the then fully diluted Common Stock if the Company fails to meet any of certain financial targets, beginning with the quarters ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003, and December 31, 2003.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  New Century received 400,794 of theses shares of Series A Preferred.  On January 30, 2002, the Company issued 1,340,510 shares of Series A Preferred due to its failure to meet the December 31, 2001 financial targets, including 537,780 shares of Series A Preferred issued to New Century. The Company does not expect to meet the specified financial targets for the six months ending June 30, 2002.

The Company obtained an appraisal of the Series A Preferred and the notes payable at August 13, 2001, and allocated the proceeds of the financing to both instruments based on the valuation. The proceeds of $2,642,200 were allocated to the Series A Preferred and the note payable in the amount of $2,465,200 and $177,000, respectively.

NOTE 8:  STOCKHOLDERS’ EQUITY

On December 6, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission requesting that 7,000,000 shares of Common Stock be registered and set aside for the Company’s stock option plans.

NOTE 9:  EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarters ended December 31, 2001 and 2000, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants. The following table provides a reconciliation between net income and net income applicable to common stockholders, and between basic and diluted shares outstanding:

For the Three Months Ended
December 31,
2001	2000
Net income	$ (870,546)	$ 297,641
Less-
Series A Stock dividends	(99,897)	-
Net income applicable to common
stockholders (basic and diluted)	$ (970,443)	$ 297,641
Weighted average number of common
shares used in basic earnings per share	24,147,534	24,097,358

Effect of dilutive securities Stock Options Warrants	- -	992,325 358,334
Weighted average number of common shares and dilutive potential Common Stock used in dilutive earning per share	24,147,534	25,448,017

NOTE 10:  RELATED PARTY TRANSACTIONS

None.

NOTE 11:  SUBSEQUENT EVENTS

On February 4, 2002, Mr. Parris H. Holmes, Jr. resigned as the Company’s Chairman of the Board of Directors, and Mr. C. Lee Cooke was appointed as the Company’s new Chairman of the Board of Directors by New Century Equity Holdings Corp. under the authority granted in the Series A Preferred Stock Purchase Agreement dated August 13, 2001. Mr. Holmes is the Chairman of the Board of New Century Equity Holdings Corp. (see Note 7: Preferred Stock).  Mr. Holmes will remain as an advisor to the Company’s Board of Directors for a minimum of three years and has received 293,772 shares of the Company’s Series A Preferred as compensation for those services.

NOTE 12:  CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended December 31, 2001 and 2000.  It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2001 filed with the Securities and Exchange Commission on December 26, 2001.  For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30, 2001 and references to quarterly periods refer to the Company’s fiscal quarters ended December 31, 2001 and 2000.

Results of Operations

The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months ended December 31,  2001 and 2000:

For the Three Months Ended December 31,
	2001	2000
Net sales	100%	100%
Cost of goods sold	51%	36%
Gross profit	49%	64%
Operating expenses:
Research and development	55%	26%
Sales and marketing	34%	15%
General and administrative	12%	7%
Depreciation and amortization	3%	2%
Total operating expenses	104%	50%
Operating income (loss) Other income (expense):	(55%)	14%

Interest income	-	1%
Interest expense	(2%)	(1%)
Interest expense-Series A debt discount	(34%)	-
Other	(1%)	-
Net income (loss) Preferred stock dividends	(92%) (10%)	14% -

Net income (loss) applicable to common stockholders	(102%)	14%

Net Sales

Net sales consist of sales of production-level automated test equipment along with related hardware and software, less returns and discounts.  Continuing to be impacted by the worldwide semiconductor industry slowdown, net sales decreased 56% to $951,784 in the first quarter of fiscal 2002 from $2,140,277 in the same period last year. The Company’s customers depend upon the current and anticipated market demand for semiconductors and products that utilize semiconductors.  The slowdown in the worldwide semiconductor industry has resulted in significantly reduced levels of capital expenditures for semiconductor equipment such as the Company’s automated test equipment.  This slowdown has had a severely negative impact upon the sales of the Company during the quarter ended December 31, 2001.  We do not believe that orders for the Company’s test systems were lost to competition but instead have been delayed. The Company continues to enhance and broaden its product line to support all memory technologies in order to deliver high quality, cost effective and high-speed test systems to its customers when a recovering economy occurs.

Cost of Sales and Gross Profit

Cost of sales includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs.  Cost of sales for the December 2001 quarter was $482,430, down in absolute dollars from the $768,841 of the previous year, but higher in terms of percent of sales at 51% versus 36% for the same quarter last year.  The decrease in cost of sales in terms of dollars was due to lower sales volume in the December 2001 quarter, while the increase in percentage of sales was due to the mix of products sold as well as lower sales volume, resulting in reduced absorption of fixed manufacturing costs.

Gross profit for the December 2001 quarter was $469,354 as compared to $1,371,436 from the same quarter last year.  Gross profit as a percent of sales was 49% and 64% for the quarters ended December 30, 2001 and 2000, respectively.  The decrease in gross profit in terms of both dollars and percent of sales was due to the mix of products sold and lower sales volume in the December  2001 quarter, resulting in reduced absorption of fixed manufacturing costs.

Research and Development

Research and development expenses, which consist of all costs associated with the engineering design and testing of new technologies and products, were $530,154 for the first quarter of fiscal year 2002 as compared to $556,519 for the same quarter last year.  Costs reflect the ongoing development of test systems for both Double Data Rate (“DDR”) and Flash memory technologies, as well as a new distributed networking architecture that can be applied to all memory technologies.

The Company will continue to invest in research and development to design new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.

Sales and Marketing

Sales and marketing expenses include compensation of sales and marketing related employees and independent sales representatives, plus costs for travel, advertising, trade shows and related overhead.  Expenses of $323,128 for the first fiscal quarter of 2002 were down slightly when compared to $325,417 for the same quarter last year.  The Company continues to market its tests systems to the world’s largest semiconductor and memory module manufacturers.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company.  General and administrative expenses for the first quarter of fiscal 2002 decreased 28% to $112,663 from $155,697 for the same quarter of fiscal 2001.  The decrease was primarily due to reductions in personnel costs.  The Company has taken additional actions to decrease general and administrative costs.

Depreciation and Amortization

Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of “Cost of Goods Sold,” and the amortization of intangibles, including patents related to memory module test systems technology.  Depreciation and amortization decreased to $30,211 in the first quarter of fiscal 2002 from $32,111 in the same quarter of fiscal 2000.   The decrease reflects assets that have been fully depreciated.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income less interest expense. Other income (expense) decreased to $343,744 in net other expense for the December 2001 quarter from $4,051 in net other expense from the same period last year.  Interest expense for the December 2001 quarter increased over the same period last year due to the amortization of debt discount on the note payable to the Series A Preferred stockholders.

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

During the first quarter of fiscal 2002, the Company utilized $617,089 in cash flow from its operating activities of continuing operations primarily due to a net loss from operations  and an increase in accounts receivable.   The Company also reduced its revolving credit line by $88,456.  Cash and cash equivalents decreased by $864,744 during the quarter ended December 2001 resulting in $505,244 in unrestricted cash and working capital of $1,415,324 at December 31, 2001, a decrease in working capital of $546,624 from September 30, 2001, the Company’s most recent fiscal year end.

The Company entered into an Accounts Receivable Financing Agreement (“Debt Agreement”) with Silicon Valley Bank (the “Bank”) on May 30, 2001 to fund accounts receivable and provide working capital.  The Company has violated certain requirements of its Debt Agreement with Silicon Valley Bank relating to failure to meet the specified net income levels for the quarters ended June 30, September 30, and December 31, 2001. The Company believes that the Bank will continue to provide financing of the Company’s accounts receivable, but the terms of the financing may be less favorable.

Significant Customer Concentration

A significant percentage of the Company’s net sales is produced by a relatively small number of customers.  In the first quarter of fiscal 2002, the ten largest customers accounted for approximately 99% of net sales compared to approximately 98% in the same period last year.  The top three customers represented 29%, 22%, and 19% of sales, respectively, in the quarter ended December 31, 2001.  The customer that represented 22% of sales in the December 2001 quarter accounted for approximately 58% of sales in the same period last year.  Five customers were included in both top ten customer lists for the first fiscal quarters of 2002 and 2001; they accounted for approximately 35% of sales in first quarter of fiscal 2002 and approximately 62% of sales in the first quarter of fiscal 2001.

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

Certain Events Occurring Subsequent to December 31, 2001

On February 4, 2002, Mr. Parris H. Holmes, Jr. resigned as the Company’s Chairman of the Board of Directors, and Mr. C. Lee Cooke was appointed as the Company’s new Chairman of the Board of Directors by New Century Equity Holdings Corp. under the authority granted in the Series A Preferred Stock Purchase Agreement dated August 13, 2001.  Mr. Holmes will remain as an advisor to the Company’s Board of Directors for a minimum of three years and has received 293,772 shares of the Company’s Series A Preferred as compensation for those services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information on the Company’s legal proceedings is contained in this Form 10-Q for the quarterly period ended December 31, 2001 in “Part 1 Financial Information” under the caption “Notes to Consolidated Financial Statements” under “Note 12: Contingencies,” and is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

(a)

Not applicable.

(b)

Not applicable.

(c)

On August 13, 2001, the Company issued 2,575,000 shares of its Series A Preferred Stock in a private financing for consideration of $2,575,000.  The shares of Series A Preferred Stock issued in the private financing are restricted securities.  The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended.  Information on the Series A Preferred Stock transaction is contained in this Form 10-Q for the quarterly period ended December 31, 2001 in “Part 1 Financial Information” under the caption “ Notes to Consolidated Financial Statements” under “Note 7: Preferred Stock” and is incorporated herein by reference.

In accordance with the Series A Stock Purchase Agreement executed on August 13, 2001 in conjunction with the private placement discussed above, the Company has issued additional shares of Series A Preferred Stock for no proceeds.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  On January 30, 2002, the Company issued 1,340,510 shares of Series A Preferred due to its failure to meet the December 31, 2001 financial targets.  An additional 293,772 shares of Series A Preferred  stock were issued for services on February 11, 2002.

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

Date:  February 13, 2002

By: /s/RICHARD M. BROOK

Richard M. Brook

Chief Executive Officer

President and Director

Date:  February 13, 2002

By: /s/TERRY W. REYNOLDS

Terry W. Reynolds

Vice President of Finance and Chief Financial Officer

 (Duly authorized and Principal Accounting Officer)