Form 10-Q
period 2002-03-31
TANISYS TECHNOLOGY INC
filed 2002-05-15
CIK 929775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicated below is the number of shares outstanding of the Registrant’s common stock at
May 10, 2002:

Number of Shares

Title of Class

    Outstanding

Common Stock, no par value

    24,147,534

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

PART I     FINANCIAL INFORMATION

Item 1.

       Interim Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets – March 31, 2002 and September 30, 2001…….………….    3

        Consolidated Statements of Operations - For the Three Months and Six Months Ended

March 31, 2002 and 2001………..…………………………………….…………..….    4

        Consolidated Statements of Cash Flows - For the Three Months and Six Months Ended

March 31, 2002 and 2001………..….………………………………….……………..    5

        Notes to Interim Consolidated Financial Statements ……………………………………..    6

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of

Operations…………………………………………………………………………….     11

Item 3.

        Quantitative and Qualitative Disclosures About Market Risk…………………….………    15

PART II    OTHER INFORMATION

Item 1.           Legal Proceedings………………………………………………………………………….   15

Item 4.

        Submission of Matters to a Vote of Security Holders……………………………………..   15

SIGNATURES……………………………………………………………………………………..…….    17

#

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

March 31,	September 30,
2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 182,241	$ 1,369,988
Trade accounts receivable, net of allowance of $47,889 and
$118,769, respectively	375,461	600,768
Inventory	1,098,840	1,042,180
Prepaid expenses and other	93,838	140,044
Total current assets	1,750,380	3,152,980
Property and equipment, net of accumulated depreciation of
$1,075,657 and $1,007,018, respectively	302,884	363,382
Other noncurrent assets	44,127	49,420
Total Assets	$ 2,097,391	$ 3,565,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 484,334	$ 502,278
Accrued liabilities	353,288	265,598
Revolving credit note	-	88,456
Current portion of obligations under capital lease	14,542	13,791
Net current liabilities of discontinued operations	279,133	320,909
Total current liabilities	1,131,297	1,191,032
Long-term portion of obligations under capital lease	11,979	19,494
Net noncurrent liabilities of discontinued operations	27,583	57,251
Note payable Series A Preferred stockholders	962,181	345,801
Total liabilities	2,133,040	1,613,578
Stockholders' equity:
Series A convertible preferred stock, $1 par value, 50,000,000 shares authorized, 5,523,876 and 2,650,429 shares issued and outstanding
respectively	2,634,921	2,473,429
Common stock, no par value, 1,000,000,000 shares authorized,
24,147,534 and 24,147,534 shares issued and outstanding,
respectively	37,604,709	37,604,709
Additional paid-in capital	3,987,260	4,006,042
Accumulated deficit	(44,262,539)	(42,131,976)
Total stockholders' equity	(35,649)	1,952,204
Total liabilities and stockholders' equity	$ 2,097,391	$ 3,565,782

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months	For the Six Months
Ended March 31,	Ended March 31,
2002	2001	2002	2001
Net sales	$ 479,478	$ 1,068,038	$ 1,431,262	$ 3,208,315
Cost of goods sold	261,658	596,769	744,088	1,365,610
Gross profit	217,820	471,269	687,174	1,842,705
Operating expenses:
Research and development	480,712	718,245	1,010,866	1,274,764
Sales and marketing	239,138	426,602	562,266	752,019
General and administrative	141,180	203,544	253,843	359,241
Depreciation and amortization	31,862	36,802	62,073	68,913
Total operating expenses	892,892	1,385,193	1,889,048	2,454,937
Operating loss	(675,072)	(913,924)	(1,201,874)	(612,232)
Other income (expense):
Interest income	1,214	7,131	4,853	19,512
Interest expense	(3,277)	(23,465)	(20,310)	(35,955)
Interest expense – Series A debt discount	(316,502)	-	(640,038)	-
Other	1,454	(19,421)	(5,360)	(23,363)
Net loss	(992,183)	(949,679)	(1,862,729)	(652,038)
Preferred stock dividend	(101,054)	-	(200,951)	-
Net loss applicable to common stockholders	$ (1,093,237)	$ (949,679)	$ (2,063,680)	$ (652,038)

Basic loss per common share:
Loss applicable to common stockholders	$ (0.05)	$ (0.04)	$ (0.09)	$ (0.03)
Diluted loss per common share:
Loss applicable to common stockholders	$ (0.05)	$ (0.04)	$ (0.09)	$ (0.03)

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months	For the Six Months
Ended March 31,	Ended March 31,
2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (992,183)	$ (949,679)	$ (1,862,729)	$ (652,038)
Adjustment to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	53,247	58,415	103,952	109,066
Gain on sale of fixed assets	(171)	(937)	(171)	(186)
Amortization of debt discount interest expense	316,502	-	640,038	-
Changes in operating assets and liabilities:
Restricted cash	-	-	-	(50,000)
Accounts receivable, net	572,074	1,104,670	225,307	498,642
Inventory, net	(183,243)	(484,738)	(96,248)	(515,625)
Prepaid expenses and other	(21,906)	1,135	46,206	24,261
Other noncurrent assets	-	-	-	(8,679)
Accounts payable	121,228	275,128	(17,944)	255,684
Accrued liabilities	(122,358)	21,078	87,690	(282,409)
Net cash provided by (used in) operating activities of continuing operations	(256,810)	25,072	(873,899)	(621,284)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(99,098)	-	(192,292)
Proceeds from sales of fixed assets	1,598	-	1,598	-
Net cash provided by (used in) investing activities of continuing operations	1,598	(99,098)	1,598	(192,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on revolving credit note	-	(475,000)	(88,456)	(1,075,000)
Borrowings on revolving credit note	-	450,000	-	1,150,000
Offering costs from Series A preferred stock issue	(4,625)	-	(18,783)	-
Issuance of common stock for payment of services	-	32,500	-	32,500
Proceeds on stockholder debt	-	-	20,000	-
Proceeds from exercise of stock options and warrants	-	360	-	360
Proceeds (payments) on capital lease obligations	(3,364)	33,210	(6,764)	29,935
Net cash provided by (used in) financing activities of continuing operations	(7,989)	41,070	(94,003)	137,795
Net cash provided by (used in) discontinued operations	(59,802)	(165,912)	(221,443)	(316,713)
Net decrease in cash and cash equivalents	(323,003)	(198,868)	(1,187,747)	(992,494)
Cash and cash equivalents at beginning of period	505,244	808,151	1,369,988	1,601,777
Cash and cash equivalents at end of period	$ 182,241	$ 609,283	$ 182,241	$ 609,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 3,279	$ 16,932	$ 22,014	$ 30,233
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends paid in Series A preferred stock	101,054	-	200,951	-
Transfer of inventory to fixed assets	2,998	-	39,588	-
Repurchase of Series A Preferred Stock with accrued liabilities	$ 150,000	-	-	-

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  Numerous factors could affect the Company’s operating results, including, but not limited to, general economic conditions, competition, and changing technologies.  A change in any of these factors could have an adverse effect on the Company’s consolidated financial position or results of operations.  The Company experienced a loss of $992,183 for the quarter ended March 31, 2002, compared to a net loss of $949,679 for the quarter ended March 31, 2001. The Company had to raise additional capital in order to continue its operations in fiscal 2001 resulting in the issuance of Series A Preferred Stock and related debt (See Notes 6 and 7).  The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of the Company’s revenues and its ability to attract additional capital if needed.  No assurances can be made that additional capital may be obtained.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn may be dependent upon the success of its future operations.  While it still remains uncertain as to the timing and strength of the recovery of the worldwide semiconductor industry, management believes that the Company’s reputation in the marketplace and its well respected product line will help generate revenues during the remainder of the economic downturn.  These revenues will result in a certain level of cash flow which, when coupled with the Company’s current backlog and cash position, will provide the opportunity for the Company to continue as a going concern.

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

The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999.  As of March 31, 2002, remaining future costs associated with the disposition of the discontinued operations are $306,716, including actual and estimated remaining balances of terminated equipment and real estate leases, legal and professional fees, related vendor liabilities, and other miscellaneous accrued expenses.

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

NOTE 4:  INVENTORY

Inventory consists of the following:

	March 31,	September 30,
	2002	2001
Raw materials	$ 866,890	$ 721,298
Work-in-process	71,526	35,887
Finished goods	160,424	284,995
Total inventory	$ 1,098,840	$ 1,042,180

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

NOTE 5:  REVOLVING CREDIT NOTE

On March 22, 2002, the Company entered into a new Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace the former Accounts Receivable Financing Agreement dated May 30, 2001.  As of March 31, 2002, the Company owed nothing under this agreement.  The loan facility provides for the financing of up to $2,500,000 of the face amount of the Company’s accounts receivable of which the Bank will loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  The applicable interest rate is 1.5% per month of the average daily balance outstanding during the month.  The Accounts Receivable Purchase Agreement also provides for an admistrative fee equal to 0.50% of the face amount of each receivable when initially purchased. The Accounts Receivable Purchase Agreement has a maturity date of March 31, 2003.

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

The Company, at August 13, 2001 valued the note payable to the Series A Preferred stockholders at $177,000, consisting of the face value of $2,642,200 and a discount on the debt of $2,465,200 to be amortized over the term of the note. For the quarter ended March 31, 2002, the Company charged $316,502 of the discount on the debt to interest expense leaving a March 31, 2002 note balance, net of discount, of $962,181, and is due during the year ended September 30, 2003.

In March 2002, the Company repurchased 117,509 shares of its Series A Preferred for $150,000 in accordance with a repurchase agreement with a certain investor.  In conjunction with the repurchase of the Series A Preferred, the related debt, net of debt discount, of $23,658 was cancelled.

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

A dividend of 139,691 shares of Series A Preferred valued at $99,897 was paid to the holders of the Series A Preferred for the quarter ended December 31, 2001, including 56,038 shares issued to New Century at a value of $40,077.

In February 2002, the Company issued 293,772 shares of its Series A Preferred for services at a value of $150,000.

In March 2002, the Company repurchased 117,509 shares of its Series A Preferred for $150,000 in accordance with a repurchase agreement with a certain investor.  The purchase amount is to be paid monthly through June 2003.

A dividend of 197,932 shares of Series A Preferred valued at $101,054 was paid to the holders of the Series A Preferred for the quarter ended March 31, 2002, including 76,783 shares issued to New Century at a value of $39,205.

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

NOTE 9:  EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarters ended March 31, 2002 and 2001, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants. The following table provides a reconciliation between net loss and net loss applicable to common stockholders, and between basic and diluted shares outstanding:

For the Three Months Ended	For the Six Months Ended
March 31,	March 31,
2002	2001	2002	2001
Net loss	$ (992,183)	$ (949,679)	$ (1,862,729)	$ (652,038)
Less-
Series A Preferred Stock dividends	(101,054)	-	(200,951)	-
Net loss applicable to common
stock (basic and diluted)	$ (1,093,237)	$ (949,679)	$ (2,063,680)	$ (652,038)
Weighted average number of common
shares used in basic earnings per share	24,147,534	24,155,733	24,147,534	24,126,225

Effect of dilutive securities: Stock Options Warrants	- -	- -	- -	- -
Weighted average number of common shares and dilutive potential common stock used in dilutive earning per share	24,147,534	24,155,733	24,147,534	24,126,225

NOTE 10:  RELATED PARTY TRANSACTIONS

None.

NOTE 11:  SUBSEQUENT EVENTS

On April 5, 2002, Mr. Paul Hunter assumed the role of Vice President of Engineering.  Mr. Hunter joined the Company in 1997 and previously served as Director of Engineering.  Prior to coming to the Company, Mr. Hunter had over 20 years experience in the electronics and computer industry.

In May 2002, the Company entered into an agreement with its landlord to extend the term of its current facilities lease for an additional twenty-four months with a new expiration date of April 30, 2005.  As a result of the renewal and extension, the Company was able to receive more favorable terms for the remaining term of its current lease obligation.  In addition, the Company has subleased approximately 16% of its office space to an unrelated party for a period of one year commencing May 1, 2002.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended March 31, 2002 and 2001.  It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2001 filed with the Securities and Exchange Commission on December 26, 2001.  For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30, 2001 and references to quarterly periods refer to the Company’s fiscal quarters ended March 31, 2002 and 2001.

Revenue has declined throughout much of fiscal 2001 and has continued to remain low in the first two quarters of fiscal 2002 during what the Company believes to be a severe cyclical downturn in the worldwide semiconductor industry.  Although it is uncertain as to if and when the next economic growth cycle will occur, the Company expects to be ready to meet the demands of its customers with products, capacity and people in place.  It is difficult to predict product demand in 2002.  However, ending the March 2002 quarter with the largest backlog of orders in the past 13 quarters, the Company is cautiously optimistic about the remainder of fiscal 2002.

The Company’s discussion and analysis of its financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an on-going basis, including those related to bad debts, inventories, warranty obligations, contingencies and litigation.  The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

#

Results of Operations

The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months ended March 31, 2002 and 2001:

For the Three Months Ended March 31,	For the Six Months Ended March 31,
2002	2001	2002	2001
Net sales	100%	100%	100%	100%
Cost of goods sold	55%	56%	52%	43%
Gross profit	45%	44%	48%	57%
Operating expenses:
Research and development	100%	68%	71%	40%
Sales and marketing	50%	40%	39%	23%
General and administrative	29%	19%	18%	11%
Depreciation and amortization	7%	3%	4%	2%
Total operating expenses	186%	130%	132%	76%
Operating loss	(141%)	(86%)	(84%)	(19%)
Other income (expense):
Interest income	-	1%	-	1%
Interest expense	(1%)	(2%)	(1%)	(1%)
Interest expense – Series A debt discount	(66%)	-	(45%)	-
Other	-	(2%)	-	(1%)
Net loss	(208%)	(89%)	(130%)	(20%)
Preferred stock dividends	(21%)	-	(14%)	-
Net loss applicable to common stockholders (229%)	(89%)	(144%)	(20%)

Net Sales

Net sales consist of sales of production-level automated test equipment along with related hardware and software, less returns and discounts.  Continuing to be impacted by the worldwide semiconductor industry slowdown, net sales decreased 55% to $479,478 in the second quarter of fiscal 2002 from $1,068,038 in the same period last year. The Company’s customers depend upon the current and anticipated market demand for semiconductors and products that utilize semiconductors.  The slowdown in the worldwide semiconductor industry has resulted in significantly reduced levels of capital expenditures for semiconductor equipment such as the Company’s automated test equipment.  This slowdown has had a severely negative impact upon the sales of the Company during the quarter ended March 31, 2002.  We do not believe that orders for the Company’s test systems were lost to competition but instead have been delayed. The Company continues to enhance and broaden its product line to support all memory technologies in order to deliver high quality, cost effective and high-speed test systems to its customers when a recovering economy occurs.

Backlog

While the Company’s net sales were down for the quarter ended March 2002, the Company had its largest backlog of orders at the end of the quarter that it has had in the past 13 quarters.

Cost of Sales and Gross Profit

Cost of sales includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs.  Cost of sales for the March 2002 quarter was $261,658, down in absolute dollars from the $596,769 of the previous year, but approximately the same in terms of percent of sales at 55% versus 56% for the same quarter last year.  The decrease in cost of sales in terms of dollars was due to lower sales volume in the March 2002 quarter.

Gross profit for the March 2002 quarter was $217,820 as compared to $471,269 from the same quarter last year.  Gross profit as a percent of sales was 45% and 44% for the quarters ended March 31, 2002 and 2001, respectively.  The decrease in gross profit in terms of dollars was due to the lower sales volume in the March 2002 quarter.

Research and Development

Research and development expenses, which consist of all costs associated with the engineering design and testing of new technologies and products, were $480,712 for the second quarter of fiscal year 2002 as compared to $718,245 for the same quarter last year.  Costs reflect the ongoing development of test systems for both Double Data Rate (“DDR”) and Flash memory technologies, as well as a new distributed networking architecture that can be applied to all memory technologies.  The reduction in research and development expenses is a result of the timing in the development cycle of new products and a reduction in staffing.

The Company will continue to invest in research and development to design new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.

Sales and Marketing

Sales and marketing expenses include compensation of sales and marketing related employees and independent sales representatives, plus costs for travel, advertising, trade shows and related overhead.  Expenses of $239,138 for the second fiscal quarter of 2002 were down from $426,602 for the same quarter last year due to a decrease in travel related expenses and one-time personnel recruiting fees incurred in the quarter ended March 2001.  The Company continues to market its tests systems to the world’s largest semiconductor and memory module manufacturers.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company.  General and administrative expenses for the second quarter of fiscal 2002 decreased 31% to $141,180 from $203,544 for the same quarter of fiscal 2001.  The decrease was primarily due to reductions in personnel costs and professional fees.  The Company has taken additional actions to decrease general and administrative costs.

Depreciation and Amortization

Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of “Cost of Goods Sold,” and the amortization of intangibles, including patents related to memory module test systems technology.  Depreciation and amortization decreased to $31,862 in the second quarter of fiscal 2002 from $36,802 in the same quarter of fiscal 2001.   The decrease reflects assets that have been fully depreciated.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income less interest expense. Other income (expense) decreased to $317,111 in net other expense for the March 2002 quarter from $35,755 in net other expense from the same period last year.  Interest expense for the March 2002 quarter decreased over the same period last year due to less debt during the March 2002 quarter compared to the March 2001 quarter, while interest expense resulting from the amortization of debt discount on the note payable to the Series A Preferred stockholders was $316,502 for the March 2002 quarter and did not exist in the March 2001 quarter.

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

During the second quarter of fiscal 2002, the Company utilized $263,201 in cash flow from all of its continuing activities primarily due to a net loss from operations and an increase in inventory.  Cash and cash equivalents decreased by $323,003 during the quarter ended March 2002 resulting in $182,241 in unrestricted cash and working capital of $619,083 at March 31, 2002, a decrease in working capital of $1,342,865 from September 30, 2001, the Company’s most recent fiscal year end.

The Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank on March 22, 2002 to fund accounts receivable up to an aggregate face value of $2,500,000.  The Accounts Receivable Purchase Agreement has a maturity date of March 31, 2003.  As of March 31, 2002, the Company owed nothing to Silicon Valley Bank under this Agreement.

Significant Customer Concentration

A significant percentage of the Company’s net sales is produced by a relatively small number of customers.  In the second quarter of fiscal 2002, the ten largest customers accounted for approximately 100% of net sales compared to approximately 98% in the same period last year.  The top three customers represented 60%, 16%, and 15% of sales, respectively, in the quarter ended March 31, 2002.  The customer that represented 15% of sales in the March  2002 quarter accounted for approximately 14% of sales in the same period last year.  Four customers were included in both top ten customer lists for the second fiscal quarters of 2002 and 2001; they accounted for approximately 18% of sales in the second quarter of fiscal 2002 and approximately 11% of sales in the second quarter of fiscal 2001.

The Company in general has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers.  Customer purchase orders are subject to change, cancellation or delay with little or no consequence to the customer.  The Company has experienced such changes and cancellations and, from time to time, expects to continue to do so in the future.  The replacement of cancelled, delayed or reduced purchase orders with new business cannot be assured.  The Company’s business, financial condition and results of operations will depend significantly on its ability to obtain purchase orders from existing and new customers, upon the financial condition and success of its customers, the success of customers' products and the general economy.  Factors affecting the industries of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operation

Certain Events Occurring Subsequent to March 31, 2002

On April 5, 2002, Mr. Paul Hunter assumed the role of Vice President of Engineering.  Mr. Hunter joined the Company in 1997 and previously served as Director of Engineering.  Prior to coming to the Company, Mr. Hunter had over 20 years experience in the electronics and computer industry.

In May 2002, the Company entered into an agreement with its landlord to extend the term of its current facilities lease for an additional twenty-four months with a new expiration date of April 30, 2005.  As a result of the renewal and extension, the Company was able to receive more favorable terms for the remaining term of its current lease obligation.  In addition, the Company has subleased approximately 16% of its office space to an unrelated party for a period of one year commencing May 1, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information on the Company’s legal proceedings is contained in this Form 10-Q for the quarterly period ended March 31, 2002 in “Part 1 Financial Information” under the caption “Notes to Consolidated Financial Statements” under “Note 12: Contingencies,” and is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

(a)

Not applicable.

(b)

Not applicable.

(c)

On August 13, 2001, the Company issued 2,635,000 shares of its Series A Preferred Stock in a private financing for consideration of $2,635,000.  On September 28, 2001, the Company issued an additional 7,200 shares of Series A Preferred Stock for services rendered.  The shares of Series A Preferred Stock issued in the private financing are restricted securities.  The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended.  Information on the Series A Preferred Stock transaction is contained in this Form 10-Q for the quarterly period ended March 31, 2002 in “Part 1 Financial Information” under the caption “ Notes to Consolidated Financial Statements” under “Note 7: Preferred Stock” and is incorporated herein by reference.

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

In March 2002, the Company repurchased 117,509 shares of its Series A Preferred Stock for $150,000 in accordance with a repurchase agreement with a certain investor.

(d)

Not applicable.

Item 4.  Submission of Matters to a Vote of Securitiy Holders.

At the Annual Meeting of Stockholders held on February 26, 2002, the following matters were adopted by the margins indicated below, and additional information can be obtained from the Company’s Proxy Statement filed on January 11, 2002.

1.     To elect as director C. Lee Cooke to serve until the 2005 Annual Meeting of Stockholders.

For:

86,388,083

Against:

                -

Abstentions:

     409,806

2.     To elect as director Theodore W. Van Duyn to serve until the 2005 Annual Meeting of

        Stockholders.

For:

86,391,033

Against:

  -

Abstentions:

     406,856

3.     To elect as director David P. Tusa to serve until the 2004 Annual Meeting of Stockholders.

For:

86,382,693

Against:

  -

Abstentions:

     415,196

4.     To elect as director Richard M. Brook to serve until the 2004 Annual Meeting of     Stockholders.

For:

86,386,258

Against:

  -

Abstentions:

     411,631

5.     To elect as director Justin L. Ferrero to serve until the 2003 Annual Meeting of Stockholders.

For:

86,383,433

Against:

  -

Abstentions:

     414,456

6.     To ratify the appointment of Brown, Graham and Company, P.C. as independent public      accountants of the Company for the fiscal year ending September 30, 2002.

For:

86,462,985

Against:                    210,238

Abstentions:

     124,666

7.     To increase the number of shares of the Company’s common stock authorized for issuance to

                       1,000,000,000 shares.

For:

84,989,907

Against:

  1,741,456

Abstentions:

       66,525

8.     To increase the number of shares of the Company’s preferred stock authorized for issuance to

        50,000,000 shares.

For:

70,963,117

Against:

  1,341,990

Abstentions:

       72,968

9.     To approve an amendment to the 1993 Stock Option Plan to increase the number of shares           available for grant from 5,000,000 to 45,000,000.

For:

70,565,687

Against:

  1,735,898

Abstentions:

      76,490

10.    To approve an amendment to the 1997 Non-Employee Director Stock Option Plan to

         increase the number of shares available for grant from 2,000,000 to 12,000,000.

For:

70,489,862

Against:

  1,779,658

Abstentions:

     108,555

11.    To amend the terms of the Series A Preferred Stock to modify the voting rights of the holders of the Series A Preferred Stock.

For:

71,074,192

Against:

  1,204,340

Abstentions:

       99,543

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Exhibits

 The exhibits listed below are filed as part of this report.

Exhibit

Number

Description

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANISYS TECHNOLOGY, INC.

Date:  May  15, 2002

By: /s/C. LEE COOKE

C. Lee Cooke

Chairman of the Board of Directors

Chief Executive Officer and President

Date:  May 15, 2002

By: /s/TERRY W. REYNOLDS

Terry W. Reynolds

Vice President of Finance and Chief Financial Officer

 (Duly authorized and Principal Accounting Officer)

#