Form 10-Q
period 2002-06-30
TANISYS TECHNOLOGY INC
filed 2002-08-14
CIK 929775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicated below is the number of shares outstanding of the Registrant’s common stock at
August 12, 2002:

Number of Shares

Title of Class

    Outstanding

Common Stock, no par value

    24,147,534

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

PART I     FINANCIAL INFORMATION

Item 1.

       Interim Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets – June 30, 2002 and September 30, 2001………………….    3

        Consolidated Statements of Operations - For the Three Months and Nine Months Ended

June 30, 2002 and 2001……………………………………………………………….    4

        Consolidated Statements of Cash Flows - For the Three Months and Nine Months Ended

June 30, 2002 and 2001……………………………………………………………….    5

        Notes to Interim Consolidated Financial Statements …………………………………….     6

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of

Operations…………………………………………………………………………….     12

Item 3.

        Quantitative and Qualitative Disclosures About Market Risk…………………….………    16

PART II    OTHER INFORMATION

Item 1.           Legal Proceedings…………………………………………………………………………    17

Item 2.

        Changes in Securities and Use of Proceeds……………………………………………….    17

Item 6.

        Exhibits and Reports on Form 8-K………………………………………………………..    17

SIGNATURES……………………………………………………………………………………..…….    18

#

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

June 30,	September 30,
2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 24,073	$ 1,369,988
Trade accounts receivable, net of allowance of $29,124 and
$118,769, respectively	958,461	600,768
Inventory	485,010	1,042,180
Prepaid expenses and other	58,549	140,044
Total current assets	1,526,093	3,152,980
Property and equipment, net of accumulated depreciation of
$1,060,842 and $1,007,018, respectively	249,478	363,382
Other noncurrent assets	41,326	49,420
Total Assets	$ 1,816,897	$ 3,565,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 630,205	$ 502,278
Accrued liabilities	414,393	265,598
Note payable to shareholder	75,000	-
Revolving credit note	261,694	88,456
Current portion of obligations under capital lease	15,023	13,791
Net current liabilities of discontinued operations	211,553	320,909
Total current liabilities	1,607,868	1,191,032
Long-term portion of obligations under capital lease	8,041	19,494
Net noncurrent liabilities of discontinued operations	27,583	57,251
Note payable Series A Preferred stockholders	1,282,200	345,801
Total liabilities	2,925,692	1,613,578
Stockholders' equity:
Series A convertible preferred stock, $1 par value, 50,000,000 shares authorized, 5,746,407 and 2,650,429 shares issued and outstanding
respectively	2,752,098	2,473,429
Common stock, no par value, 1,000,000,000 shares authorized,
24,147,534 and 24,147,534 shares issued and outstanding,
respectively	37,604,709	37,604,709
Additional paid-in capital	3,987,260	4,006,042
Accumulated deficit	(45,452,862)	(42,131,976)
Total stockholders' equity (deficit)	(1,108,795)	1,952,204
Total liabilities and stockholders' equity	$ 1,816,897	$ 3,565,782

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months	For the Nine Months
Ended June 30,	Ended June 30,
2002	2001	2002	2001
Net sales	$ 889,481	$ 1,012,583	$ 2,320,743	$ 4,220,898
Cost of goods sold	463,222	673,248	1,207,310	2,038,858
Gross profit	426,259	339,335	1,113,433	2,182,040
Operating expenses:
Research and development	284,692	579,239	1,295,558	1,854,003
Sales and marketing	267,454	280,860	829,720	1,032,879
General and administrative	113,090	159,823	366,933	519,064
Asset impairment charge	520,367	-	520,367	-
Depreciation and amortization	32,780	32,844	94,853	101,757
Total operating expenses	1,218,383	1,052,766	3,107,431	3,507,703
Operating loss	(792,124)	(713,431)	(1,993,998)	(1,325,663)
Other income (expense):
Interest income	55	2,843	4,908	22,355
Interest expense	(11,554)	(25,030)	(31,864)	(60,985)
Interest expense – Series A debt discount	(320,018)	-	(960,056)	-
Other	35,494	(9,238)	30,134	(32,601)
Net loss	(1,088,147)	(744,856)	(2,950,876)	(1,396,894)
Preferred stock dividend	(102,177)	-	(303,128)	-
Net loss applicable to common stockholders	$ (1,190,324)	$ (744,856)	$ (3,254,004)	$ (1,396,894)

Basic loss per common share:
Loss applicable to common stockholders	$ (0.05)	$ (0.03)	$ (0.13)	$ (0.06)
Diluted loss per common share:
Loss applicable to common stockholders	$ (0.05)	$ (0.03)	$ (0.13)	$ (0.06)

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months	For the Nine Months
Ended June 30,	Ended June 30,
2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,088,147)	$ (744,856)	$ (2,950,876)	$ (1,396,894)
Adjustment to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	54,522	52,563	158,474	161,629
Loss (gain) on sale of fixed assets	(20,931)	54,779	(21,102)	54,593
Amortization of debt discount interest expense	320,018	-	960,056	-
Issuance of common stock for payment of services	-	-	-	32,500
Asset impairment charge	520,367	-	520,367	-
Changes in operating assets and liabilities:
Restricted cash	-	50,000	-	-
Accounts receivable, net	(583,000)	540,197	(357,693)	1,038,839
Inventory, net	93,463	(76,978)	(2,785)	(592,603)
Prepaid expenses and other	35,289	6,711	81,495	30,972
Other noncurrent assets	-	-	-	(8,679)
Accounts payable	145,871	15,989	127,927	271,673
Accrued liabilities	61,104	9,908	148,794	(272,501)
Net cash used in operating activities of continuing operations	(461,444)	(91,687)	(1,335,343)	(680,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(33,375)	-	(225,667)
Proceeds from sales of fixed assets	22,618	-	24,216	-
Net cash provided by (used in) investing activities of continuing operations	22,618	(33,375)	24,216	(225,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on revolving credit note	(91,070)	(1,143,202)	(179,526)	(2,218,202)
Borrowings on revolving credit note	352,765	827,106	352,765	1,977,106
Offering costs from Series A preferred stock issue	-	-	(18,783)	-
Proceeds on stockholder debt	90,000	-	110,000	-
Proceeds from exercise of stock options and warrants	-	-	-	360
Proceeds (payments) on capital lease obligations	(3,456)	(30)	(10,220)	29,905
Net cash provided by (used in) financing activities of continuing operations	348,239	(316,126)	254,236	(210,831)
Net cash used in continuing operations	(90,587)	(441,188)	(1,056,891)	(1,116,969)
Net cash used in discontinued operations	(67,581)	(88,133)	(289,024)	(404,846)
Net decrease in cash and cash equivalents	(158,168)	(529,321)	(1,345,915)	(1,521,815)
Cash and cash equivalents at beginning of period	182,241	609,283	1,369,988	1,601,777
Cash and cash equivalents at end of period	$ 24,073	$ 79,962	$ 24,073	$ 79,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 5,090	$ 21,558	$ 27,104	$ 51,791
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends paid in Series A preferred stock	102,177	-	303,128	-
Transfer of inventory to fixed assets	-	-	39,588	-
Repurchase of Series A Preferred Stock with accrued liabilities	-	-	150,000	-
Cancellation of common stock	-	8,000	-	8,000

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  Numerous factors have affected the Company’s operating results, including, but not limited to, general economic conditions, the uncertainty in the semiconductor marketplace, competition, and changing technologies.  A change in any of these factors could have an increased adverse effect on the Company’s consolidated financial position and results of operations.  The Company experienced a loss of $1,088,147 for the quarter ended June 30, 2002, compared to a net loss of $744,856 for the quarter ended June 30, 2001. The Company raised additional capital in order to continue its operations in fiscal 2001 resulting in the issuance of Series A Preferred Stock and related debt (See Notes 6 and 7).  The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of the Company’s revenues and its ability to attract additional capital if needed.  No assurances can be made that the Company will be able to continue its operations if additional capital is not raised.

#

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

The Company sells its test systems to customers through its internal sales organization and through distribution partners in Asia.  The Company has entered into agreements with these distribution partners whereby they may purchase the Company’s test systems at a discount and resell the test systems to their customers.  As part of the agreement, the distribution partners provide technical support to their customers.  The Company generally warrants its products against defects for a period of one year to all of its customers, including its distribution partners.  In the past, product warranty costs have been insignificant.

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

NOTE 2:

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

The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999.  As of June 30, 2002, remaining future costs associated with the disposition of the discontinued operations are $239,136, including actual and estimated remaining balances of terminated equipment and real estate leases, legal and professional fees, related vendor liabilities, and other miscellaneous accrued expenses.

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

NOTE 4:

INVENTORY

Inventory consists of the following:

	June 30,	September 30,
	2002	2001
Raw materials	$ 318,389	$ 721,298
Work-in-process	45,713	35,887
Finished goods	120,908	284,995
Total inventory	$ 485,010	$ 1,042,180

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

Due to the dramatic decline in the semiconductor business cycle and impact on revenue since early in fiscal 2001, and continued uncertainty of future sales volumes, the Company continues to monitor its inventory levels in light of product development changes and expectations of an eventual market upturn.  As a result, the Company recorded an asset impairment charge of $520,367 in the quarter ended June 30, 2002 for the write-down of excess and obsolete inventories.  In the future, the Company may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to the current inventory valuations or changes the Company’s current product development plans.  Inventory levels and valuations are evaluated based on the Company’s estimates and forecasts of the next cyclical industry upturn coupled with the Company’s estimation of its ability to sell current and future products in the next cyclical industry upturn.  These forecasts are then compared with current inventory levels.  If these forecasts or estimates change, or the Company’s product development plans change, then the Company would review its assessment of the inventory valuation and adjust accordingly.  Once inventories are written down, the inventory is carried at its reduced value until it is sold or otherwise disposed of.

NOTE 5:

REVOLVING CREDIT NOTE

On March 22, 2002, the Company entered into a new Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace the former Accounts Receivable Financing Agreement dated May 30, 2001.  As of June 30, 2002, the Company owed $261,694 under this agreement.  The loan facility provides for the financing of up to $2,500,000 of the face amount of the Company’s accounts receivable of which the Bank will loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  The applicable interest rate is 1.5% per month of the average daily balance outstanding during the month.  The Accounts Receivable Purchase Agreement also provides for an administrative fee equal to 0.50% of the face amount of each receivable when initially purchased. The Accounts Receivable Purchase Agreement has a maturity date of March 31, 2003.

#

NOTE 6:

LONG-TERM DEBT

On August 13, 2001, the Company entered into a Series A Preferred Stock Purchase Agreement in conjunction with a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”).  The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock, including 7,200 shares issued on September 28, 2001 for costs related to the offering, and a note payable to the investors in the amount of $2,642,200.  The note has no interest, cannot be prepaid, and matures on July 13, 2003.  Repayment of the note can only be made with payments calculated by multiplying the excess of the quarterly EBITDA over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the debt has been repaid in full. However, if the debt has not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis.  The Company does not believe it will be able to achieve the specified financial targets for the six-month period ending December 31, 2002.

The Company, at August 13, 2001 valued the note payable to the Series A Preferred stockholders at $177,000, consisting of the face value of $2,642,200 and a discount on the debt of $2,465,200 to be amortized over the term of the note. For the quarter ended June 30, 2002, the Company charged $320,018 of the discount on the debt to interest expense leaving a June 30, 2002 note balance, net of discount, of $1,282,200, and is due during the year ended September 30, 2003.

In March 2002, the Company repurchased 117,509 shares of its Series A Preferred for $150,000 in accordance with a repurchase agreement with a certain investor.  In conjunction with the repurchase of the Series A Preferred, the related debt, net of debt discount, of $23,658 was cancelled.

NOTE 7:

PREFERRED STOCK

The Company has issued 2,635,000 shares of Series A Preferred Stock (“Series A Preferred”) for $1.00 per share pursuant to a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) dated August 13, 2001.  The issuance of the Series A Preferred Stock resulted from a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock which represented approximately 40% of the original issuance of the Series A Preferred.  The proceeds of $2,635,000, less offering costs of approximately $171,000, were utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

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

A dividend of 207,531 shares of Series A Preferred valued at $102,177 was paid to the holders of the Series A Preferred for the quarter ended June 30, 2002, including 80,508 shares issued to New Century at a value of $39,641.

The holders of the Series A Preferred will have a liquidation preference in the event of any liquidation, sale, merger or similar event, and have registration rights and other customary rights.  The Company has also issued a note payable to the Series A Preferred stockholders in the amount of $2,642,200 with repayments only to be made to the extent the Company’s cash flow meets certain levels. In conjunction with the debt, the Company has granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility.  In addition, the Company has also agreed to issue additional shares of Series A Preferred equal to 50% of the then fully diluted Common Stock to the holders if the Company fails to repay the note, plus the mandatory dividends, by July 15, 2003.  The Company has also agreed to issue, at up to six different times, additional shares of Series A Preferred to the investors equal to 25% of the then fully diluted Common Stock if the Company fails to meet any of certain financial targets, beginning with the quarters ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003, and December 31, 2003.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  New Century received 400,794 of theses shares of Series A Preferred.  On January 30, 2002, the Company issued 1,340,510 shares of Series A Preferred due to its failure to meet the December 31, 2001 financial targets, including 537,780 shares of Series A Preferred issued to New Century. On July 31, 2002, the Company issued 1,693,696 shares of Series A Preferred due to its failure to meet the June 30, 2002 financial targets, including 657,091 shares of Series A Preferred issued to New Century.  The Company does not expect to meet the specified financial targets for the six months ending December 31, 2002.

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

NOTE 9:

EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarters ended June 30, 2002 and 2001, diluted income per common share is computed based on the weighted average number of common shares outstanding after giving effect to the potential issuance of Common Stock on the exercise of options and warrants. The following table provides a reconciliation between net loss and net loss applicable to common stockholders, and between basic and diluted shares outstanding:

For the Three Months Ended	For the Nine Months Ended
June 30,	June 30,
2002	2001	2002	2001
Net loss	$ (1,088,147)	$ (744,856)	$ (2,950,876)	$ (1,396,894)
Less-
Series A Preferred Stock dividends	(102,177)	-	(303,128)	-
Net loss applicable to common
stock (basic and diluted)	$ (1,190,324)	$ (744,856)	$ (3,254,004)	$ (1,396,894)
Weighted average number of common
shares used in basic earnings per share	24,147,534	24,151,050	24,147,534	24,134,500

Effect of dilutive securities: Stock Options Warrants	- -	- -	- -	- -
Weighted average number of common shares and dilutive potential common stock used in dilutive earning per share	24,147,534	24,151,050	24,147,534	24,134,500

NOTE 10:

RELATED PARTY TRANSACTIONS

On March 7, 2002, the Company’s Board of Directors appointed C. Lee Cooke, Jr. as Chief Executive Officer of the Company.  Mr. Cooke also currently serves as the Company’s Chairman of the Board of Directors.  As compensation for such Chief Executive Officer services, Habitek International, an entity owned by Mr. Cooke is entitled to receive $15,469 per month.  As of June 30, 2002, the Company has incurred $58,991 in costs relating to Mr. Cooke’s services of which $42,231 has been paid to Habitek International as of June 30, 2002.

In June 2002, New Century Equity Holdings Corporation (“New Century”) provided a short-term working capital loan of $75,000 that was repaid by the Company in July 2002.  As provided for in the Series A Preferred Stock Purchase Agreement dated August 13, 2001 (see Note 7), New Century has the right to appoint three of the Company’s five-member Board of Directors.  New Century has exercised that right and has appointed three members to the Board of Directors, including C. Lee Cooke, Jr., the Company’s Chief Executive Officer and Chairman of the Board of Directors.  Mr. Cooke also serves on New Century’s Board of Directors.  Through ownership of the Company’s Series A Preferred Stock and its right to appoint the majority of the Board of Directors, New Century has the controlling interest in the Company.

NOTE 11:

SUBSEQUENT EVENTS

None.

NOTE 12:

CONTINGENCIES

None.

#

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended June 30, 2002 and 2001.  It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2001 filed with the Securities and Exchange Commission on December 26, 2001.  For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30, 2001 and references to quarterly periods refer to the Company’s fiscal quarters ended June 30, 2002 and 2001.

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

Revenue declined throughout fiscal 2001 and has continued to remain low in the first three quarters of fiscal 2002 during what the Company believes to be a severe cyclical downturn in the worldwide semiconductor industry.  Although it is uncertain as to if and when the next economic growth cycle will occur, the Company expects to be ready to meet the demands of its customers with products, capacity and people in place.  It is difficult to predict product demand in 2002, but the Company maintains a cautious outlook for future orders and expects sales levels to remain relatively depressed for the remainder of the 2002 calendar year.

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

The Company sells its test systems to customers through its internal sales organization and through distribution partners in Asia.  The Company has entered into agreements with these distribution partners whereby they may purchase the Company’s test systems at a discount and resell the test systems to their customers.  As part of the agreement, the distribution partners provide technical support to their customers.  The Company generally warrants its products against defects for a period of one year to all of its customers, including its distribution partners.  In the past, product warranty costs have been insignificant.

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

Asset Impairment

Due to the dramatic decline in the semiconductor business cycle and impact on revenue since early in fiscal 2001, and continued uncertainty of future sales volumes, the Company continues to monitor its inventory levels in light of product development changes and future sales forecasts.  As a result, the Company recorded an asset impairment charge of $520,367 in the quarter ended June 30, 2002 for the write-down of excess and obsolete inventories.  In the future, the Company may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to the current inventory valuations or changes the Company’s current product development plans.  Inventory levels and valuations are evaluated based on the Company’s estimates and forecasts of the next cyclical industry upturn coupled with the Company’s estimation of its ability to sell current and future products in the next cyclical industry upturn.  These forecasts are then compared with current inventory levels.  If these forecasts or estimates change, or the Company’s product development plans change, then the Company would review its assessment of the inventory valuation and adjust accordingly.  Once inventories are written down, the inventory is carried at its reduced value until it is sold or otherwise disposed of.

Results of Operations

The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months and nine months ended June 30, 2002 and 2001:

For the Three Months Ended June 30,	For the Nine Months Ended June 30,
2002	2001	2002	2001
Net sales	100%	100%	100%	100%
Cost of goods sold	52%	67%	52%	48%
Gross profit	48%	33%	48%	52%
Operating expenses:
Research and development	32%	57%	56%	44%
Sales and marketing	30%	28%	36%	25%
General and administrative	13%	16%	16%	12%
Asset impairment charge	58%	-	22%	-
Depreciation and amortization	4%	3%	4%	2%
Total operating expenses	137%	104%	134%	83%
Operating loss	( 89%)	(71%)	(86%)	(31%)
Other income (expense):
Interest income	-	-	-	-
Interest expense	(1%)	(2%)	(1%)	(1%)
Interest expense – Series A debt discount	(36%)	-	(41%)	-
Other	4%	(1%)	1%	(1%)
Net loss	(122%)	(74%)	(127%)	(33%)
Preferred stock dividends	(12%)	-	(13%)	-
Net loss applicable to common stockholders (134%)	(74%)	(140%)	(33%)

Net Sales

Net sales consist of sales of production-level automated test equipment along with related hardware and software, spare parts sales, and maintenance contracts, less returns and discounts.  Continuing to be impacted by the worldwide semiconductor industry slowdown, net sales decreased 12% to $889,481 in the third quarter of fiscal 2002 from $1,012,583 in the same period last year.  However, net sales for the quarter ended June 30, 2002 were up 86%, or $410,003, from the prior quarter ended March 31, 2002.  The Company’s customers depend upon the current and anticipated market demand for semiconductors and products that utilize semiconductors.  The slowdown in the worldwide semiconductor industry has resulted in significantly reduced levels of capital expenditures for semiconductor equipment such as the Company’s automated test equipment.  This slowdown has had a severely negative impact upon the sales of the Company during the quarter ended June 30, 2002.  We do not believe that orders for the Company’s test systems were lost to competition but instead have been delayed. The Company continues to enhance and broaden its product line to support all memory technologies in order to deliver high quality, cost effective and high-speed test systems to its customers when a recovering economy occurs.

Cost of Sales and Gross Profit

Cost of sales includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs.  Cost of sales for the June 2002 quarter was $463,222, down in absolute dollars from the $673,248 of the previous year, but a significant improvement in terms of percent of sales at 52% versus 67% for the same quarter last year.  The decrease in cost of sales in terms of dollars was due to lower sales volume in the June 2002 quarter.  The decrease in cost of sales as a percentage of revenue was a result of the Company’s efforts to lower costs as well as the product mix that was sold.

Gross profit for the June 2002 quarter was $426,259 as compared to $339,335 from the same quarter last year.  Gross profit as a percent of sales was 48% and 33% for the quarters ended June 30, 2002 and 2001, respectively.  The increase in gross profit is a result of the Company’s efforts to lower costs as well as the product mix that was sold.

Research and Development

Research and development expenses, which consist of all costs associated with the engineering design and testing of new technologies and products, were $284,692 for the third quarter of fiscal year 2002 as compared to $579,239 for the same quarter last year.  Costs reflect the ongoing development of test systems for both Double Data Rate (“DDR”) and Flash memory technologies, as well as a new distributed networking architecture that can be applied to all memory technologies.  The reduction in research and development expenses is a result of the timing in the development cycle of new products, a reduction in staffing, and the Company’s efforts to lower all operating costs.

The Company will continue to invest in research and development to design new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.  The Company expects research and development expenses to increase slightly in terms of absolute dollars for the remainder of fiscal 2002.

Sales and Marketing

Sales and marketing expenses include compensation of sales and marketing related employees and independent sales representatives, plus costs for travel, advertising, trade shows and related overhead.  Expenses of $267,454 for the third fiscal quarter of 2002 were down from $280,860 for the same quarter last year due primarily to a decrease in travel related expenses.  The Company continues to market its tests systems to the world’s largest semiconductor and memory module manufacturers.  The Company expects sales and marketing expenses to remain relatively constant for the remainder of fiscal 2002.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company.  General and administrative expenses for the third quarter of fiscal 2002 decreased 29% to $113,090 from $159,823 for the same quarter of fiscal 2001.  The decrease was primarily due to reductions in personnel costs, professional fees, and actions taken by the Company to decrease general and administrative costs.  The Company believes that general and administrative expenses will remain flat for the remainder of fiscal 2002.

Depreciation and Amortization

Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of “Cost of Goods Sold,” and the amortization of intangibles, including patents related to memory module test systems technology.  Depreciation and amortization decreased slightly to $32,780 in the third quarter of fiscal 2002 from $32,844 in the same quarter of fiscal 2001.   The decrease reflects assets that have been fully depreciated.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income less interest expense plus gains and losses on the sale of fixed assets.  Other income (expense) decreased to $296,023 in net other expense for the June 2002 quarter from $31,425 in net other expense from the same period last year.  Interest expense on the Company’s revolving credit note for the June 2002 quarter decreased over the same period last year due to less debt during the June 2002 quarter compared to the June 2001 quarter, while interest expense resulting from the amortization of debt discount on the note payable to the Series A Preferred stockholders was $320,018 for the June 2002 quarter and did not exist in the June 2001 quarter.

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

During the third quarter of fiscal 2002, the Company utilized $90,587 in cash flow from all of its continuing activities primarily due to a net loss from operations and an increase in accounts receivable.  Cash and cash equivalents decreased by $158,168 during the quarter ended June 2002 resulting in $24,073 in unrestricted cash and a working capital deficit of $81,775 at June 30, 2002, a decrease in working capital of $2,043,723 from September 30, 2001, the Company’s most recent fiscal year end.

The Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank on March 22, 2002 to fund accounts receivable up to an aggregate face value of $2,500,000.  The Accounts Receivable Purchase Agreement has a maturity date of March 31, 2003.  As of June 30, 2002, the Company owed $261,694 to Silicon Valley Bank under this Agreement.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  Numerous factors have affected the Company’s operating results, including, but not limited to, general economic conditions, the uncertainty in the semiconductor marketplace, competition, and changing technologies.  A change in any of these factors could have an increased adverse effect on the Company’s consolidated financial position and results of operations.  The Company experienced a loss of $1,088,147 for the quarter ended June 30, 2002, compared to a net loss of $744,856 for the quarter ended June 30, 2001. The Company raised additional capital in order to continue its operations in fiscal 2001 resulting in the issuance of Series A Preferred Stock and related debt (See Notes 6 and 7).  The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of the Company’s revenues and its ability to attract additional capital if needed.  No assurances can be made that the Company will be able to continue its operations if additional capital is not raised.

Significant Customer Concentration

A significant percentage of the Company’s net sales is produced by a relatively small number of customers.  In the third quarter of fiscal 2002, the ten largest customers accounted for approximately 100% of net sales compared to approximately 98% in the same period last year.  The top three customers represented 53%, 11%, and 8% of sales, respectively, in the quarter ended June 30, 2002.  None of the top three customers were the same in both quarters ended June 30, 2002 and 2001.  Five customers were included in both top ten customer lists for the third fiscal quarters of 2002 and 2001; they accounted for approximately 27% of sales in the third quarter of fiscal 2002 and approximately 74% of sales in the third quarter of fiscal 2001.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information on the Company’s legal proceedings is contained in this Form 10-Q for the quarterly period ended June 30, 2002 in “Part 1 Financial Information” under the caption “Notes to Consolidated Financial Statements” under “Note 12: Contingencies,” and is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

(a)

Not applicable.

(b)

Not applicable.

(c)

On August 13, 2001, the Company issued 2,635,000 shares of its Series A Preferred Stock in a private financing for consideration of $2,635,000.  On September 28, 2001, the Company issued an additional 7,200 shares of Series A Preferred Stock for services rendered.  The shares of Series A Preferred Stock issued in the private financing are restricted securities.  The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended.  Information on the Series A Preferred Stock transaction is contained in this Form 10-Q for the quarterly period ended June 30, 2002 in “Part 1 Financial Information” under the caption “ Notes to Consolidated Financial Statements” under “Note 7: Preferred Stock” and is incorporated herein by reference.

In accordance with the Series A Stock Purchase Agreement executed on August 13, 2001 in conjunction with the private placement discussed above, the Company has issued additional shares of Series A Preferred Stock for no proceeds.  On January 30, 2002, the Company issued 1,340,510 shares of Series A Preferred due to its failure to meet the December 31, 2001 financial targets.  An additional 293,772 shares of Series A Preferred  stock were issued for services on February 11, 2002.  On July 31, 2002, the Company issued 1,693,696 shares of Series A Preferred due to the failure to meet the June 30, 2002 financial targets.

In March 2002, the Company repurchased 117,509 shares of its Series A Preferred Stock for $150,000 in accordance with a repurchase agreement with a certain investor.

(d)

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Exhibits

 The exhibits listed below are filed as part of this report.

Exhibit

Number

Description

a.1

Certification by Chief Executive Officer in accordance

with Section 906 of the Sarbanes-Oxley Act

dated August 14, 2002

a.2

Certification by Chief Financial Officer in accordance

with Section 906 of the Sarbanes-Oxley Act

dated August 14, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANISYS TECHNOLOGY, INC.

Date:  August 14, 2002

By: /s/C. LEE COOKE

C. Lee Cooke

Chairman of the Board of Directors

Chief Executive Officer and President

Date:  August 14, 2002

By: /s/TERRY W. REYNOLDS

Terry W. Reynolds

Vice President of Finance and Chief Financial Officer

 (Duly authorized and Principal Accounting Officer)

#

Exhibit 99.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

IN ACCORDANCE WITH SECTION 906 OF THE SARBANES-OXLEY ACT

I, C. Lee Cooke, Jr., state and attest, to the best of my knowledge, that:

(1)

The Form 10-Q report for the quarterly period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, fully complies with the requirements of Section 13(a) or15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-Q report for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Tanisys Technology, Inc.

By: /s/ C. Lee Cooke

Date:  August 14, 2002

C. Lee Cooke

Chairman of the Board of Directors

Chief Executive Officer and President

#

Exhibit 99.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER

IN ACCORDANCE WITH SECTION 906 OF THE SARBANES-OXLEY ACT

I, Terry W. Reynolds, state and attest, to the best of my knowledge, that:

(1)

The Form 10-Q report for the quarterly period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, fully complies with the requirements of Section 13(a) or15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-Q report for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Tanisys Technology, Inc.

By: /s/ Terry W. Reynolds

Date:  August 14, 2002

Terry W. Reynolds

Vice President and Chief Financial Officer

#