Form 10-K
period 2002-09-30
TANISYS TECHNOLOGY INC
filed 2003-01-13
CIK 929775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

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

Common Stock, No Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2002 was approximately $40,000 based upon the closing sale price of the Common Stock as reported on the Nasdaq OTC Bulletin Board. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicated below is the number of shares outstanding of the registrant’s only class of common stock at December 30, 2002:

Number of Shares

Title of Class

    Outstanding

Common Stock, no par value

      24,147,534

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

2002 ANNUAL REPORT ON FORM 10-K

INDEX

           PAGE

PART I

Item 1.

Business

 4

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.

Market for the Company’s Common Equity and Related

Stockholder Matters

12

Item 6.

Selected Financial Data

16

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

29

Item 8.

Financial Statements and Supplementary Data

30

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

57

PART III.

Item 10.

Directors and Executive Officers of the Company

57

Item 11.

Executive Compensation

59

Item 12.

Security Ownership of Certain Beneficial Owners and Management

66

Item 13.

Certain Relationships and Related Transactions

69

Item 14.

Controls and Procedures

71

PART IV.

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

71

Signatures

78

Certification of Chief Executive Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

79

Certification of Chief Financial Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

80

Exhibits

81

#

PART I.

ITEM 1.

BUSINESS

Forward-Looking Statements - Cautionary Statements

The following discussions contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Tanisys Technology, Inc., and its wholly owned subsidiaries, 1st Tech Corporation ("1st Tech"), DarkHorse Systems, Inc. ("DarkHorse") Rosetta Marketing and Sales, Inc. ("Rosetta"), and Tanisys (Europe) Ltd. (collectively, the “Company” or "Tanisys"), could differ materially from their historical results of operations and those discussed in the forward-looking statements. All of the stock of Tanisys (Europe) Ltd. was sold in December 1999 as part of the sale of the memory module manufacturing business.  The forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors. Factors that could cause actual results to differ materially include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; customer relationships and financial condition; relationships with vendors; the interest rate environment; governmental regulation and supervision; seasonality; distribution networks; delays in receipt of orders or cancellation of orders; competitive factors, including increased competition and new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changing technologies; acceptance and inclusion of the Company's technologies by original equipment manufacturers ("OEMs"); changes in product mix; new product development; the negotiation of new contracts; significant quarterly performance fluctuation due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; product shipment interruptions due to manufacturing problems; one-time events; and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. The forward-looking statements should be read in light of these factors and the factors identified in "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to year periods refer to the Company's fiscal years ended September 30, 2002, 2001 or 2000, and references to quarterly periods refer to the Company's fiscal quarters ended December 31, March 31, June 30 and September 30.

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

Until December 1999, a significant portion of the Company’s revenues were derived from manufacturing and sales of semiconductor memory modules.  In December of 1999, the Company sold certain assets and liabilities related to the memory module manufacturing business and exited the memory module manufacturing business.  Included in the sale was all the stock of Tanisys (Europe) Ltd., a wholly owned subsidiary of the Company.  Since 1999, the Company has concentrated all its resources on the memory test systems business as new technologies such as higher speed synchronous DRAM, Rambusâ memory, Double Data Rate synchronous DRAM and Flash memory become prevalent requirements of computing products.

The Company was incorporated under the laws of the State of Wyoming in 1993.  The Company’s offices are located at 12201 Technology Boulevard, Suite 125, Austin, Texas 78727, and the telephone number is 512-335-4440.  The Company’s worldwide website address is www.tanisys.com.

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

Industry Overview

The severe economic downturn in the worldwide semiconductor industry that began affecting the Company in early fiscal 2001 has had an impact on purchases and capital spending in many of the worldwide markets the Company serves.  Management is uncertain how long the current downturn may continue in these markets.

According to Dataquest, Semico Research and other market research firms, the demand for semiconductor memory in digital electronic systems has grown significantly over the last several years. This demand results from the increased importance of memory in determining system performance. An increasing demand for greater system performance requires that electronics manufacturers increase the amount of semiconductor memory incorporated into a system.

Factors contributing to the demand for memory include unit sales of personal computers ("PCs") in the business and consumer market segments, increasing use of PCs to perform memory-intensive graphics tasks, increasingly faster microprocessors, the release of increasingly memory-intensive software and the increasing performance requirements of PCs, workstations, servers and networking and telecommunications equipment. Additionally, there are future high growth requirements for semiconductor memory with the escalating needs of wireless and portable devices such as cell phones, digital cameras, personal digital assistants and other consumer oriented products.

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

The growing variety of memory components drives the increasing demand for the Company’s DarkHorse brand of cost-effective production memory test systems to test each of these categories of memory.

Memory Module Market

Since the memory module market influences the memory module test systems market, the Company believes it is appropriate to comment briefly about the memory module market. Semiconductor memory modules (“modules”) are small printed circuit board assemblies containing semiconductor memory devices and support components. Many computer and electronic systems use modules to permit OEMs to more easily upgrade their systems and to increase flexibility by permitting different types of modules to configure one base system for multiple price or performance targets. Semiconductor memory modules are nearly always attached to a main system board in a daughter card fashion rather than directly to a computer system board, for reasons of upgradeability and flexibility.  Memory modules permit OEMs to manufacture systems on a build-to-order (“BTO”) basis by configuring the system after the customer's order is placed. The benefits of BTO for OEMs are faster announcement of new systems, increased customer satisfaction, reduced inventory risk and reduced costs, all of which require cost effective, high speed, high quality and flexible memory module test systems capability.

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

Flash Memory Market

Flash memory is a non-volatile memory capable of retaining data even when power has been removed.  Flash is projected to be one of the fastest growing segments of the semiconductor industry.  The Flash memory market consists primarily of device level and card level segments.  The Flash memory market is projected to grow significantly over the next 5 years, as consumer applications such as digital cameras, camcorders, PDA’s, cell phones, and solid state replacements for CD audio/video and VHS tapes drive unit and density growth.

Flash cards are a growing end use application of Flash memory, with these cards being used in many of the consumer applications mentioned previously, specifically hand-held devices such as PDA’s, MP3 players, cell phones and digital cameras.

Flash Memory Test Systems Market

The market for Flash card test is an emerging market with very few entrenched competitors.  Many manufacturers currently use in-house test solutions, as their volumes have been too low in the past to justify an outside test product.  However, as volumes continue to grow rapidly in the small form-factor flash-card market, most manufacturers are now moving to outside test solutions to meet their needs.

Products and Services of the Company

The Company designs, manufactures and markets semiconductor memory test systems. The Company's memory test systems are oriented for both memory module assembly manufacturing and memory aftermarket purposes and include a broad line of test fixtures, test algorithm suites and test services.

Memory Module Test Systems Products

The Company's memory module test systems are marketed under the DarkHorse brand name to utilize existing brand awareness. The current product line includes various models of the SIGMA·3 aimed at specific variations in technology.  The Company has developed and continues to sell a version of the SIGMA·3 memory module test system with capabilities to test Double Data Rate SDRAM (“DDR”).  Another major feature of the SIGMA·3 test system is its backward compatibility to test older memory technologies such as SDRAM, EDO and Fast Page mode memory.  In addition, the Company has continued to install its Rambusâ version of the SIGMA·3 which operates at frequencies of over 800 MHz.

The Company’s DarkHorse SIGMA·3 Model 400e DDR Memory Test System provides manufacturers of memory modules with an affordable and reliable test solution for DDR DRAM Memory.  The DDR memory architecture has been selected as one of the standard memory module technologies for the next generation of personal computers.  The Model 400e gives the industry a flexible and affordable at-speed test solution for DDR modules.  Currently providing a full 333 MHz data rate, this test system is designed for high volume production environments, characterization and failure analysis.

The Company differentiates its memory test systems by targeting its systems’ features specifically for the purpose of cost effective, high quality, production level testing of memory products. The Company’s memory test systems are designed for comparable performance at lower prices relative to the general-purpose test systems offered by competitors.

Flash Memory Test Systems Products

The Company’s Flash memory test system, the SIGMA·4™ Model 500, has been designed to provide Flash manufacturers with a scalable, highly flexible test platform capable of testing small form-factor flash cards such as the MultiMedia Card™ (“MMC”), Secure Digital Card (“SD”), Compact Flash and Memory Stick.     The system has immense expandability because of the Company’s Distributed Network Architecture™ (“DNA”) which allows manufacturers unlimited scalability to meet their growing test capacity needs.

Customers, Sales and Marketing

In North America and Europe, a majority of the Company’s memory test systems are sold directly to semiconductor and independent memory module manufacturers.  In Asia, the Company sells its test systems through distribution partners and independent sales representative organizations.  In fiscal 2002, 2001 and 2000, the Company’s ten largest customers accounted for 83.0%, 90.7% and 81.5% of memory test system net sales, respectively.  In fiscal 2002, 2001, and 2000, the Company had one customer which accounted for 7.7%, 26.2%, and 23.9% of the Company’s memory test system net sales, respectively.

Sales to distribution partners in Asia accounted for 6.5%, 1.6% and 11.7% of the Company’s net sales in fiscal 2002, 2001 and 2000, respectively. Sales to distribution partners are recognized as revenue by the Company upon the shipment of products because the distribution partners, like the Company’s other customers, have issued purchase orders with fixed pricing and are responsible for payment to the Company.

Backlog

Sales generally are made against standard customer purchase orders. The Company's backlog generally includes those customer orders for which it accepted purchase orders and planned shipment dates within the next year.   The Company does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding its business.  Backlog is not an indicator of future sales, and orders in the backlog are subject to change in delivery terms or even cancellation. Accordingly, there is no assurance that current backlog will lead to future sales. The Company's total backlog of memory test systems was approximately $544,000 and $81,000 at fiscal 2002 and 2001 year end, respectively.

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

The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products. There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer better prices or technical performance features than the Company's products. To remain competitive, the Company must continue to provide technologically advanced products, improve quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing costs and compete favorably on the basis of price. In addition, increased competitive pressure in the past has led, and may continue to lead, to intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

Sources and Availability of Raw Material

The Company’s operations utilize a wide variety of semiconductors, electromechanical components and assemblies, and other raw materials such as sheet metal.  The Company believes that the materials and supplies necessary for the manufacture and assembly of its products are presently available in the quantities required.  The materials, supplies and product subassemblies are purchased from a substantial number of vendors.  For a number of its products, the Company has existing alternate sources of supply, or such sources are readily available.  Portions of the Company’s manufacturing and assembly operations are dependent upon the ability of suppliers to deliver quality components and subassemblies in time to meet manufacturing, assembly, and distribution schedules.  The failure of suppliers to deliver in a timely manner may adversely affect the Company’s operating results until alternative sources are developed.  In addition, the Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts.  If such constraints persist for a period of time, they may adversely affect the Company’s results of operations.  However, the Company believes that alternate suppliers could be arranged within a reasonable time so that material long-term adverse impacts would be minimized.

Research and Development

The Company's management believes that the timely development of new memory test systems and technologies is essential to maintain the Company's competitive position. In the electronics market, the Company's research and development activities are focused primarily on new memory testing technology and continual improvement in its memory test products. Additionally, the Company provides research and development services for customers as either joint or contracted development. The Company plans to continue to devote substantial research and development efforts to the design of new memory test systems that address the requirements of semiconductor companies, OEMs and independent memory module manufacturers.

The Company's research and development expenses were $1,506,138 in fiscal 2002, $2,425,061 in fiscal 2001 and $2,005,052 in fiscal 2000. A portion of the research and development expense is focused on creating a patent portfolio to protect the Company’s intellectual property and to create a competitive edge over competitors.

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

Method and System for Identifying a Memory Module Configuration.   Issued as U.S. Patent 5,999,468 on December 7, 1999.  This patent describes a speedier approach for identifying memory modules.

Synchronous Memory Test System.   Issued U.S. Patent Number 5,995,424 on November 30, 1999. This patent describes the operation of the SYNC·LC memory tester.

Synchronous Memory Identification System.  Issued as U.S. Patent 6,183,253 on January 30, 2001.  This patent describes additional applications for the use of table-based method with nested loops to automatically identify a synchronous memory module configuration.

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

Method and System for Testing Rambus® Memory Modules.  Issued as U.S. Patent 6,480,799 on November 11, 2002.  This patent is a continuation from U.S. Patent 6,285,962 issued on September 4, 2001.

Method and System for Distributed Testing of Electronic Devices.  This patent application with Serial Number 09/966,541 describes a method to easily increase test capacity at a low cost.

Nested Loop Method of Identifying Synchronous Memories.  Issued as Taiwanese (ROC) Patent 132190 on April 21, 2001. The patent describes how to automatically identify a synchronous memory module configuration using a table-based method with nested loops.

Synchronous Memory Test System. Issued as Taiwanese (ROC) Patent 118906 on December 18, 2000.  This patent describes the operation of the synchronous memory tester.

Synchronous Memory Identification System.  Issued as Taiwanese (ROC) Patent 133631 on October 4, 2001.  This patent describes additional applications for the use of table-based method with nested loops to automatically identify a synchronous memory module configuration.

There can be no assurance that the pending patent applications will be approved or approved in the form requested. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on patent protection. In addition, the Company attempts to protect its intellectual property rights through trade secrets, copyrights, trademarks and a variety of other measures, including non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that its intellectual property rights can otherwise be protected meaningfully. There can be no assurance that patents will be issued from pending or future applications or that if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage. Furthermore, there can be no assurance that third parties will not develop similar products, duplicate the Company's products or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

Employees

At September 30, 2002, the Company had 22 employees, including 11 engineering, product development, manufacturing and technical support employees, 7 finance and administration employees and 4 employees in the sales and marketing area.

Recruitment of personnel in the computer industry, particularly engineers, is highly competitive for those individuals with proven technical skills necessary for the Company’s products, although it has become less competitive over the last year.  The Company believes that its future success will depend in part on its ability to attract and retain highly skilled management, engineering, sales, marketing, finance and technical personnel.  There can be no assurance of the Company’s ability to recruit and retain the employees that it may require.

ITEM 2.

PROPERTIES

At September 30, 2002, the company had 14,846 square feet of space under lease for its corporate offices at 12201 Technology Boulevard, Suite 125, Austin, Texas.  The company is currently paying annual rent of approximately $89,000 until April 30, 2003, plus a pro-rata charge for property taxes, common area maintenance and insurance.  On May 1, 2003, the Company will be paying annual rent of approximately $125,000 until April 30, 2004, plus a pro-rata charge for property taxes, common area maintenance and insurance.  On May 1, 2004, the Company will be paying annual rent of approximately $160,000 until April 30, 2005, plus a pro-rata charge for property taxes, common area maintenance and insurance.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

#

PART II.

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On May 25, 2000, the Company’s stock began trading under its current symbol of “TNIS” on the Nasdaq OTC Bulletin Board, which was established for securities that do not meet the Nasdaq SmallCap Market’s listing requirements.  Consequently, buying or selling the Company’s common stock could be more difficult because of the smaller quantities of shares that could be bought and sold, transactions could be delayed, and security analysts’ and news media’s coverage of the Company stock could be reduced.  These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company’s common stock.  From July 28, 1999 to May 24, 2000, the Company’s stock traded on the Nasdaq OTC Bulletin Board under the symbol “TNSU.”  From May 22, 1997 to July 27, 1999, the Company’s stock traded on the Nasdaq SmallCap Market under the symbol “TNSU.”  From March 20, 1995 to June 6, 1997, the Common Stock was traded on the Vancouver Stock Exchange (“VSE”) under the symbol “TNS.U,” with prices quoted in U.S. dollars.  On June 6, 1997, as a result of the change to Nasdaq, the Company voluntarily delisted its stock on the VSE.

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

At the Company’s Annual Meeting of Stockholders on February 26, 2002, the Company’s stockholders approved an increase in the number of shares of the Company’s common stock authorized for issuance to 1,000,000,000 shares and an increase in the number of the Company’s preferred stock authorized for issuance to 50,000,000 shares.

The table below sets forth the high and low closing prices of the Common Stock from October 1, 2000 through December 30, 2002, as reported on the Nasdaq OTC Bulletin Board.  These price quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  In addition, the per share amounts have been retroactively adjusted for all periods presented to reflect the Reverse Split.

  Common Stock

Quarter Ended

High

Low

Fiscal 2001:

December 31, 2000

$2.56

$0.55

March 31, 2001

  1.06

  0.55

June 30, 2001

  0.55

  0.18

September 30, 2001

  0.17

  0.05

Fiscal 2002:

December 31, 2001

  0.09

  0.05

March 31, 2002

  0.08

  0.04

June 30, 2002

  0.05

  0.01

September 30, 2002

  0.05

  0.01

Fiscal 2003:

Through December 30, 2002

              0.01

               0.002

Stockholders

On September 30, 2002 and 2001, there were 24,147,534 shares of Common Stock outstanding held by 285 and 159 holders of record, respectively.  The last reported sales price of the Common Stock on December 30, 2002, was $0.002 per share. As of September 30, 2002, the Series A Preferred stockholders controlled 91% of the voting power of all stockholders of the Company.  If none of the financial targets included in the Purchase Agreement are met and the Company fails to pay the note payable to the Series A Preferred stockholders’ by July 15, 2003, then, by December 31, 2003, the Series A Preferred stockholders could potentially control approximately 94% of the voting power of the Company, inclusive of all potentially dilutive options and warrants.

Dividends

During the fiscal year ended September 30, 2000, the Company declared and issued dividends of 111,829 shares of Common Stock to the holders of record of its Series A Convertible Stock.  All of the Series A Convertible Stock had been converted to Common Stock as of September 30, 2000.

In a private placement on August 13, 2001, the Company entered into a Series A Preferred Stock Purchase Agreement.  The Company recorded dividends of 831,190 shares and 53,229 shares of its Series A Preferred Stock to the holders of the Company’s Series A Preferred Stock for the fiscal years ended September 30, 2002 and 2001, respectively.

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

On July 27, 1999, the Company’s Common Stock was delisted from trading on the Nasdaq SmallCap Market, but is currently traded on the Nasdaq OTC Bulletin Board.  The delisting was a triggering event under the Convertible Stock Purchase Agreement, and the preferred stockholders have converted all of the Series A Stock as of September 30, 2000.  During the year ended September 30, 2000, the preferred stockholders converted 225 shares of Series A Convertible Stock for 4,672,541 shares of Common Stock.  In addition, the preferred stockholders exercised a portion of the attached warrants for 66,667 shares of Common Stock during the year ended September 30, 2000.  The remaining warrants expired on June 30, 2002.

In March 2000, the Company issued 1,528,750 shares of its Common Stock for consideration of $1,223,000.  The shares of Common Stock issued in the private placement were restricted securities (Rule 144).  The transaction was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended.  Proceeds of the private placement were used for working capital.

On August 13, 2001, the Company closed a private placement financing by entering into a Series A Preferred Stock Purchase Agreement with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation. The Company issued 2,635,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $1.00 per share, with offering costs of approximately $171,000.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock.  The proceeds were utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

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

The Company recorded dividends of 831,190 shares valued at $408,646 and 53,229 shares valued at $53,229 of Series A Preferred Stock to the holders of the Company’s Series A Preferred Stock for the fiscal years ended September 30, 2002 and 2001, respectively.  Included in these amounts were dividends to New Century of 322,608 shares valued at $159,000 and 21,346 shares valued at $21,346 for the fiscal years ended September 30, 2002 and 2001, respectively.

The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock including the 7,200 shares for costs related to the offering (see Note 9 to the accompanying consolidated financial statements) and notes payable to the investors in the amount of $2,642,200 (see Note 7 to the accompanying consolidated financial statements).

The holders of the Series A Preferred will have a liquidation preference in the event of any liquidation, sale, merger or similar event, and have registration rights and other customary rights.  The Company has also issued a note payable to the Series A Preferred stockholders in the amount of $2,642,200 with repayments only to be made to the extent the Company’s cash flow meets certain levels.  In conjunction with the debt, the Company has granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility.  In addition, the Company has also agreed to issue additional shares of Series A Preferred equal to 50% of the then fully diluted Common Stock to the holders if the Company fails to repay the note, plus the mandatory dividends, by July 15, 2003.  The Company has also agreed to issue, at up to six different times, additional shares of Series A Preferred to the investors equal to 25% of the then fully diluted Common Stock if the Company fails to meet any of certain financial targets, beginning with the quarter ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003, and December 31, 2003.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  New Century received 400,794 of these shares of Series A Preferred.  On January 30, 2002, the Company issued 1,340,510 shares of Series A Preferred due to its failure to meet the December 31, 2001 financial targets, including 537,780 shares of Series A Preferred issued to New Century.  On July 31, 2002, the Company issued 1,693,696 shares of Series A Preferred due to its failure to meet the June 30, 2002 financial targets, including 657,091 shares of Series A Preferred issued to New Century.  The Company does not expect to meet the specified financial targets for the six months ending December 31, 2002.

The Company has also agreed to make payments to the holders of the Series A Preferred for the face amount of the notes payable, to the extent its cash flow meets certain levels, until the holders have been repaid $2,642,200.  The Company has also granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility. The notes do not bear interest prior to maturity, cannot be prepaid, and mature on July 13, 2003.  Repayment on the notes can only be made with payments calculated by multiplying the excess of the quarterly EBITDA over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the notes have been repaid in full. However, if the notes have not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis.  Upon maturity, and until such time that New Century exercises the option described above, the notes shall accrue interest at 18% per annum.

The Company obtained an appraisal of the Series A Preferred and the notes payable at August 13, 2001, and allocated the proceeds of the financing to both instruments based on the valuation. The proceeds of $2,642,200 were allocated to the Series A Preferred and the notes payable in the amount of $2,465,200 and $177,000, respectively.

The beneficial conversion feature (discount) in the amount of $7,439,168, for the convertible preferred stock is limited to the proceeds allocated to the Series A Preferred in the amount of $2,465,000. Due to the Series A Preferred being immediately convertible, the $2,465,000 has been recorded as a dividend in the consolidated financial statements for the year ended September 30, 2001.

The $177,000 allocated to the notes payable to the Series A Preferred stockholders consists of the face value of $2,642,200 net of a discount on the debt of $2,465,200 to be amortized over the term of the note.  For the fiscal years ended September 30, 2002 and 2001, the Company charged $1,283,592 and $168,801 of the discount on the debt to interest expense, respectively.  At September 30, 2002, the note balance totals $1,607,006, net of discount.

The Series A Preferred shares vote together with the Company’s Common Stock on an as-if-converted basis and not as a separate class.  Each share of Series A Preferred has a number of votes equal to the number of Common Stock shares then issuable upon conversion of such shares of the Series A Preferred Stock.  Upon the closing of the Purchase Agreement, the Series A Preferred stockholders had 78% of the combined eligible voting power of the outstanding Common Stock and Series A Preferred.  As of September 30, 2002, the Series A Preferred stockholders controlled 91% of the voting power of all stockholders of the Company.  If none of the financial targets included in the Purchase Agreement are met and the Company fails to pay the note payable to the Series A Preferred stockholders’ by July 15, 2003, then, by December 31, 2003, the Series A Preferred stockholders could potentially control approximately 94% of the voting power of the Company, inclusive of all potentially dilutive options and warrants.

In connection with the transaction described above, New Century, by authority designated in the Purchase Agreement, has the right to maintain the majority of Board members.  As of September 30, 2002, New Century holds three of the Company’s five Board positions including the Chairman of the Board.  Currently, only four Board positions are filled, with three being held by New Century.  In accordance with the Purchase Agreement, New Century has the right to maintain the majority of Board positions in the event the Board is expanded beyond its current number of five members.

In February 2002, the Company issued 293,772 shares of its Series A Preferred to Parris H. Holmes, Jr., Chairman of the Board of New Century, for advisory services to the Tanisys Board of Directors for a three-year period beginning December 12, 2001 and ending December 12, 2004.  The Series A Preferred issued to Mr. Holmes has the same rights as those shares issued on August 13, 2001.  These shares will be earned by Mr. Holmes over the three-year period with one-third being earned on each annual anniversary date beginning on December 12, 2002.

In March 2002, the Company repurchased 121,856 shares of its Series A Preferred for $150,000 in accordance with a repurchase agreement with a certain investor.  The purchase amount is to be paid monthly through June 2003.

ITEM 6.

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are derived from the consolidated financial statements of the Company, which for the fiscal year ended September 30, 2002 have been audited by Burton, McCumber & Cortez, L.L.P., independent certified public accountants. The consolidated financial statements for the fiscal years ended September 30, 2001 and 2000, were audited by Brown, Graham and Company, P.C., independent certified public accountants.

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

Fiscal Years Ended September 30,
(In Thousands, except per share data)
	2002	2001	2000	1999	1998
Net sales	$ 2,619	$ 5,206	$ 9,301	$ 10,145	$ 5,349
Net income (loss) from continuing operations	(3,769)	(2,361)	2,150	1,043	(2,484)
Net income (loss) from discontinued operations	-	-	-	(10,010)	(6,064)
Goodwill amortization expense	-	-	-	-	(2,092)
Net income (loss) applicable to common stock per share:
Continuing operations	(.17)	(.20)	0.11	-	(.30)
Discontinued operations	-	-	-	(.87)	(.59)
Total assets	1,338	3,566	4,593	16,814	15,913
Long-term debt	-	346	-	2,757	755
Series A preferred stock	2,881	2,473	-	1,831	2,390

#

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2002, 2001 and 2000.  It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report.  For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30 and references to quarterly periods refer to the Company’s fiscal quarters ended December 31, March 31, June 30 and September 30. (See “Business – Forward-Looking Statements – Cautionary Statements” included in Part I, Item 1.)

The Company has operated under the Tanisys Technology name since 1994 and designs, manufactures and markets production level automated test equipment for a wide variety of semiconductor memory technologies.  The Company sells its products to semiconductor manufacturers, computer and electronics Original Equipment Manufacturers (“OEMs”) and independent memory module manufacturers.

Revenues have declined in both fiscal 2002 and 2001 during what the Company believes to be a severe cyclical downturn in the worldwide semiconductor industry.  There is uncertainly as to if and when the next cyclical growth phase will occur as well as the growth rate and length of such an upturn.

The Company’s operating results are affected by a number of factors that have caused in the past and, more likely than not, will cause significant fluctuations in revenues, gross margins, and operating results in the future.  These factors include the cyclicality in the semiconductor market, the timing of new product announcements and introductions by the Company and its competitors, the timing of significant customer orders, fluctuations in product costs, changes in product and customer mix, and general economic conditions.  Due to these and other potential factors, the historical results and percentage relationships discussed in this Annual Report on Form 10-K may not be indicative of the results of operations for any future period.

The Company markets its products using a direct sales organization throughout the world except for Asia where it markets through distribution partners.

The Company has historically sold its test systems primarily to customers that produce the memory technologies related to computers and electronics that utilize volatile memory, such as DRAM, SRAM, DDR and RambusÒ.  During fiscal 2002, the Company completed the development of and sold its first non-volatile Flash memory test system.  The Company expects its Flash memory test systems to be a significant portion of its revenues in fiscal 2003.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, warranty obligations, and contingencies.  Estimates are based on historical experience, current knowledge, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value.  Inventory costs include direct materials and certain indirect manufacturing overhead expenses.  The Company’s policy concerning inventory impairment charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed.  Only additional impairment charges could affect the cost basis.  If subsequent to the date of impairment it is determined that the impairment charges are recoverable, the Company does not increase the carrying costs of the affected inventory and corresponding income.

The Company evaluates the ability to collect its accounts receivable based on a combination of factors.  The Company records an allowance for doubtful accounts for all specific receivables that are judged to be unlikely for collection.  In addition, reserves for bad debts are recorded based on the size and age of all receivable balances against which specific reserves have not been established.  These estimated allowances are periodically reviewed and adjusted based on the customer’s payment history and information regarding the customer’s credit worthiness known to the Company.

Results of Operations

The following table sets forth certain consolidated financial data of the Company expressed as a percentage of net sales for the years ended September 30, 2002, 2001 and 2000:

Continuing Operations:	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.3	51.4	34.2
Gross profit	23.7	48.6	65.8
Operating expenses:
Research and development	57.5	46.6	21.5
Sales and marketing	38.7	25.4	14.8
General and administrative	19.0	13.5	8.4
Depreciation and amortization	4.9	2.8	0.7
Bad debt expense	-	.4	0.1
Total operating expenses	120.1	88.7	45.5
Operating income (loss)	(96.4)	(40.1)	20.3
Other income (expense), net	(47.5)	(5.3)	2.8
Net income (loss)	(143.9%)	(45.4%)	23.1%

Net Sales

Net sales consist of production-level automated test equipment along with related hardware and software, less returns and discounts. The worldwide semiconductor slowdown that occurred during the Company’s fiscal year ended September 30, 2002 impacted net sales resulting in a decrease of 50% to $2,618,903 for fiscal 2002 from $5,206,153 in fiscal 2001.  The Company’s customers depend upon current and anticipated market demand for semiconductors and products that utilize semiconductors.  The industry slowdown has resulted in significantly lower levels of capital expenditures for semiconductor equipment, such as the Company’s automated test equipment.  The Company does not believe that orders for its test systems were lost to competition, but instead have been delayed.  In the meantime, the Company continues to enhance and broaden its product line to support all memory technologies in order to deliver high quality, cost effective, high-speed test systems to its customers as the economy recovers.

Net sales for fiscal 2001 of $5,206,153 decreased 44% from $9,300,530 in fiscal 2000.  The slowdown in the general economy and, more specifically, the worldwide semiconductor industry began affecting the Company’s net sales in fiscal 2001.  Thus, the Company’s net sales fell significantly from fiscal 2000 to fiscal 2001.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs.  In addition, the Company recorded a special charge to cost of goods sold of $520,367 in fiscal 2002 for the write-down of excess and obsolete inventories.  Gross profit for fiscal 2002 was $619,992 compared to $2,530,408 from the prior year.  As a percent of sales, gross profit was 24% in fiscal 2002, down from 49% in fiscal 2001.  The decreases in both dollars and percent of sales were due to the mix of products sold, lower sales volume in fiscal 2002 resulting in reduced absorption of fixed manufacturing costs, and the special charge for the write-down of excess and obsolete inventories.

In fiscal 2001, gross profit was $2,530,408 down from $6,122,056 in fiscal 2000.  Gross profit margin decreased in fiscal 2001 to 49% from 66% in fiscal 2000 as a result of the mix in products sold and lower sales volume in fiscal 2001 resulting in reduced absorption of fixed manufacturing costs.

The Company’s policy concerning inventory impairment charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed.  If subsequent to the date of impairment it is determined that the impairment charges are recoverable, the Company does not increase the carrying amounts of the affected inventory.

Research and Development

Research and development expenses, which include all costs associated with the engineering design and testing of new technologies and products, totaled $1,506,138 in fiscal 2002, down 38% from the prior year’s $2,425,061.  The decline in development costs results from a decrease in new product development initiatives as well as a reduction in workforce due to reduced customer demands and the slowdown in the economy.  Costs are expected to decrease slightly in absolute dollars and decrease as a percent of sales as net sales increase.

Research and development expenses increased 21% to $2,425,061 in fiscal 2001 from $2,005,052 in fiscal 2000. The higher costs reflect the ongoing development of test systems for both DDR and Flash memory technologies, enhancement of a distributed-networking architecture that can be applied to all memory technologies and continuing efforts to broaden product lines and capabilities.

Sales and Marketing

Sales and marketing expenses include compensation of sales and marketing employees and independent sales personnel, as well as the costs of advertising, promotions, trade shows, travel, direct support and related overhead.  Expenses of  $1,013,495 in fiscal 2002 were down 23% from $1,324,401 in fiscal 2001.  Expenses were reduced because of actual and anticipated lower sales volume resulting from the slowdown in the worldwide semiconductor industry.  The Company continues to market its test systems to the world’s largest semiconductor and memory module manufacturers.  Sales and marketing expenses are expected to increase in terms of dollars, but decrease as a percent of sales in future periods as net sales increase.

In fiscal year 2001, sales and marketing expenses decreased 4% to $1,324,401 from fiscal 2000 $1,374,386.  Sales and marketing expenses were lower due to the decrease in sales volume.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company.  In fiscal year 2002, general and administrative expenses decreased to $497,391 from $706,716, a 30% decrease.  The decrease is the result of cost saving measures taken including personnel reductions.  Expenses are expected to decrease in both absolute dollars and as a percent of sales as net sales increase.

In fiscal year 2001, general and administrative expenses decreased to $706,716 from $776,684 in fiscal 2000, a 9% decrease.  The decrease was due to various cost saving efforts including personnel reductions.

Depreciation and Amortization

Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of “Cost of Goods Sold,” and the amortization of intangibles, including patents related to memory module test systems technology.  Depreciation and amortization decreased to $128,646 in fiscal 2002 from $145,259 in fiscal 2001, due to the decline of the remaining asset balances. Depreciation and amortization is expected to remain relatively flat in terms of absolute dollars and decrease as a percentage of sales as net sales increase.

Depreciation and amortization increased to $145,259 in fiscal 2001 from $62,099 in fiscal 2000. The increase reflects investment in new software and hardware tools designed to maximize the efficiency of engineering and research.

Bad Debt Expense

Bad debt expense consists of amounts charged to expense because of trade accounts receivable becoming uncollectible.  The Company’s method of accounting for bad debts is to use historical actual expenses to estimate the amount of current sales that may be uncollectible and to provide for them by creating an allowance that is netted against the trade accounts receivable. The Company writes off amounts related to specific accounts as the collection of these accounts becomes questionable. The Company recorded no bad debt expense in fiscal 2002  compared to $18,930 for fiscal 2001 and $14,292 for fiscal year 2000.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income less interest expense, plus other miscellaneous income and expenses including interest expense resulting from the amortization of debt discount related to the note payable to the Series A Preferred stockholders.  Interest expense of $47,187, $86,336, and $248,355 was attributable to borrowings from a revolving credit note made to fund short-term inventory requirements and accounts receivable and interest resulting from capital leases for fiscal years 2002, 2001, and 2000, respectively.  Interest expense of $1,283,592, $168,801 and $0 resulted from the amortization of the discount related to the note payable to the Series A Preferred stockholders for fiscal years 2002, 2001, and 2000, respectively.  Interest income relates to the investment of available cash in short-term interest bearing accounts and cash equivalent securities and totaled $4,911, $25,373 and $27,698 for fiscal years 2002, 2001, and 2000, respectively.  Total other income (expense) increased to $1,243,291 of expense in fiscal 2002 from $271,036 of expense in fiscal 2001.  For fiscal 2002, other income (expense) also included $22,992 of property and state tax expense, $15,586 of gain from the sale of assets, $92,497 of miscellaneous income, and $2,514 of miscellaneous expenses.

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

At the date of the sale of the memory module manufacturing business in December 1999, the Company had accounts receivable from certain customers related to both the continuing and discontinued operations.  The Company had some concerns as to whether or not some of these customers would pay for the continuing operations accounts receivable due to the Company’s concern about the realization of assets and the “going concern” opinion issued by the independent auditor.  In addition, some of the receivables were aging beyond reasonable terms.  The result was that an accounting estimate was made to reflect these potential collection issues.

By the end of the Company’s fiscal year ended September 30, 2000, the potential collection issues had all been resolved resulting in excess reserves for accounts receivable based on historical bad debt analysis and information available at the time relating to the ability to collect the receivables. The Company first applied the reversal of these reserves to bad debt expense.  However, the reserve exceeded bad debt expense and, therefore, the excess was recorded as miscellaneous income.  The Company estimates bad debt expense as a percentage-of-sales, adjusted based on historical analyses of actual bad debts incurred.  In addition, current economic conditions are considered.

After the sale of the memory module manufacturing business, inventory remained that had been utilized in both the continuing and discontinued operations.  While the inventory items had not been impaired as of the date of the sale of the discontinued operations, the Company did not know if it could utilize all of the inventory before it became obsolete.  Therefore, the Company made an estimate based on the best information available at the time as to the potential exposure due to excess inventory.  Accordingly, an inventory reserve was established to account for this estimate.  By the end of the fiscal year ended September 30, 2000, the Company was able to successfully utilize almost all of the inventory in products that were sold and reduced the cost basis of impaired inventory items by charging the impairment costs to the inventory reserve.  The remaining excess inventory reserve was then recorded as miscellaneous income.

Provision for Income Taxes

For the years ended September 30, 2002 and 2001, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $2,076,000 and $2,302,000 and for non-U.S. income tax purposes of approximately $0 and $426,000, respectively.  At September 30, 2002 and 2001, the Company had temporary differences resulting in future taxable (income) deductions of approximately $369,000 and ($40,000), respectively, principally representing differences in accounting and tax basis in accrued liabilities, reserves, depreciation and anticipated loss from discontinued operations.

At September 30, 2002, the Company had net operating loss carry-forwards totaling approximately $6,000,000.  Due to the limitations provided for in Section 382 of the Internal Revenue Code of 1986, as amended (Code), and as a result of the sale of the Series A Preferred Stock on August 13, 2001, utilization of the net operating loss carry-forwards existing at that date (approximately $25,750,000) is limited to approximately $200,000 per year through 2021.  The balance of the net operating loss carry-forward (approximately $2,200,000) may be used to reduce taxable income in any future year through 2022.  Deferred income tax assets from the net operating loss carry-forwards and asset basis differences totaled approximately $2,100,000 and $1,400,000 at September 30, 2002 and 2001, respectively, and a valuation allowance has been established in those amounts.

Management believes that a valuation allowance is appropriate because of the uncertainty that sufficient taxable income will be generated by the Company in future taxable years to absorb the entire amount of such net operating losses.

As mentioned above, the availability of the net operating loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under the Code, in the event of a further ownership change.  This section states that after reorganization or other change in corporate ownership, the use of certain carry-forwards may be limited or prohibited.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s estimated minimum contractual obligations and commercial commitments as of September 30, 2002:

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt (1)	$1,801,771	$1,801,771	$ -	$ -	$ -
Operating Leases	337,004	103,922	233,082	-	-
Capital Leases	19,493	15,520	3,973	-	-
Total Contractual Obligations	$2,158,268	$1,921,213	$ 237,055	$ -	$ -

(1) Included in debt is a note payable of $1,607,006 to the holders of the Company’s Series A Preferred Stock that is due on or before July 15, 2003.  This debt increases monthly due to the amortization of the debt discount to interest expense.  If not paid prior to July 13, 2003, the debt will accumulate to a total of $2,642,200 at its maturity date, July 13, 2003.

Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Lines of Credit	$ -	$ -	$ -	$ -	$ -
Guarantees	-	-	-	-	-
Standby Repurchase Obligations	-	-	-	-	-
Other Commercial Commitments	-	-	-	-	-
Total Commercial Commitments	$ -	$ -	$ -	$ -	$ -

Liquidity and Capital Resources

Since inception the Company has utilized the funds acquired in equity financings of its Common Stock, preferred stock, exercise of warrants, exercise of stock options, vendor credits, certain bank borrowings and funds generated from operations to support its operations, carry on research and development activities, acquire capital equipment, finance inventories and accounts receivable and pay its general and administrative expenses. For fiscal 2002, the Company generated net cash from financing activities of $111,236 versus generating net cash from financing activities of $1,820,885 in fiscal 2001. The decrease of $1,709,649 resulted because no significant equity or credit financing occurred in fiscal 2002 while the Company received proceeds from Series A Preferred Stock sales of $2,353,000 in fiscal 2001.  At September 30, 2002, the Company had $146,698 of cash and negative working capital of $2,068,794.

Operating activities used $1,106,496 of cash in fiscal 2002 primarily due to the Company’s net loss, partially offset by cash provided by a decline in accounts receivable of $146,593, a decline in inventory of $586,062, a decline in prepaid expenses of $50,293, and an increase in accounts payable and accrued liabilities of $314,864.  The Company’s net loss for fiscal 2002 includes $1,283,592 of non-cash interest expense resulting from the amortization of the debt discount related to the note payable to the stockholders of the Company’s Series A Preferred Stock.  For fiscal 2001, operating activities used $1,298,412 in cash while operating activities in fiscal 2000 generated $2,780,393 in cash.

Net cash provided by investing activities in fiscal 2002 was $24,215 resulting from the sale of excess equipment.  Net cash used in fiscal 2001 and 2000 was $188,441 and $167,584, respectively, primarily due to the acquisition of capital equipment.  These capital expenditures were primarily for the purchase of test equipment, expansion of engineering facilities and upgrades to enterprise information systems.

The Company used $252,245, $565,821, and $1,654,694 of cash in fiscal years 2002, 2001, and 2000, respectively, to reduce the liabilities from discontinued operations created by the Company’s exit from its memory module manufacturing business in December 1999.

As of September 30, 2002, the Company had a bank line of credit of $2,500,000 which expires on March 22, 2003, at which time the Company believes the credit facility will be renewed.  At September 30, 2002, there was $2,348,373 of unused credit with this bank credit facility.

On August 13, 2001, the Company closed a private placement financing by entering into a Series A Preferred Stock Purchase Agreement with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation. The Company issued 2,635,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $1.00 per share, with offering costs of approximately $171,000.  As part of the issuance of the Series A Preferred Stock, the Company issued a note payable of $2,642,200 to the Series A Preferred stockholders.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock.  The proceeds were utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

In March 2000, the Company issued 1,528,750 shares of its Common Stock in a private placement for consideration of $1,223,000.  The shares of Common Stock issued in the private placement were restricted securities.  The transaction was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended.  Proceeds of the private placement were used for working capital.

On November 2, 1998, the Company completed a private placement of $2,000,000 of debt with warrants.  During the fiscal year ended September 30, 2000, the holders of the debt elected to convert all of the debt into 4,000,000 shares of the Company’s Common Stock pursuant to an offer made by the Company.  Interest was accrued on the notes through January 31, 2000, and the Company issued 168,950 shares of the Company’s Common Stock during the fiscal year ended September 30, 2000, for interest totaling $119,444.

It is uncertain as to whether or not the Company’s existing funds, anticipated cash flows from operations, amounts available from future vendor credits, bank borrowings, capital and operating leases and equity financings will be sufficient to meet its working capital and capital expenditure needs for the next twelve months at the projected level of operations.  There is no assurance that the Company would be able to obtain debt funding or that it would be successful in its attempts to raise a sufficient amount of funds in an equity offering or offerings. The Company’s potential inability to raise needed funds to meet its projected level of operations could have a material adverse effect on the Company’s business, financial condition and results of operations.

International Sales

International sales accounted for 27.0%, 44.0% and 44.6% of net sales in fiscal 2002, 2001, and 2000 respectively. The Company is subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the U.S. or other countries. Because sales of the Company's products have been denominated to date in U.S. dollars, increases in the value of the U.S. dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Significant Customer Concentration

In North America and Europe a majority of the Company’s memory module test systems are sold directly to semiconductor and independent memory module manufacturers.  In Asia, the Company also sells its test systems through distribution partners and independent sales representative organizations.  In fiscal 2002 and 2001, the Company’s ten largest customers accounted for 83.0% and 90.7% of net memory module test system sales, respectively.  The single largest customer in each of 2002, 2001, and 2000 accounted for 21.5%, 26.2%, and 23.9% of total test system sales, respectively.

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

Product Concentration; Dependence on Memory Market

The market for semiconductor memory has been cyclical. As evidenced during the Company’s fiscal years 2002 and 2001, the industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity.  Since the Company’s test systems are sold into the semiconductor and memory module market, future price changes in memory products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The need for continued significant expenditures for research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in any particular period even if the Company's expectations for net sales for that period are met. The Company believes that period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Realization of Assets

The Company has continued to generate operating losses throughout fiscal 2001 and 2002, as well as having a history of losses prior to fiscal 2000.  At September 30, 2002, the Company had a negative working capital of $2,068,794 and negative equity of $1,842,418.  The Company is also in default with the payment terms of many of its suppliers.  In addition, the Company has no access to additional working capital, all of its assets are pledged, and it has received a “going concern” opinion from its independent auditors for both fiscal years ended September 30, 2002 and 2001.  Therefore, there can be no assurances that the Company can continue its operations in the future.

Future Additional Capital Requirements; No Assurance Future Capital will be Available

The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's product development programs; the resources required to protect the Company's intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors.  The timing and amount of such capital requirements cannot be accurately predicted.  Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements.  There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all.  Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Such adjustments may be dilutive to stockholders and may inhibit the Company’s ability to consummate additional equity financing.

Management of Growth; Expansion of Operations

In order to continue to provide quality products and customer service and to meet anticipated demands of its customers, the Company will be required to continue to increase staffing and other expenses, including expenditures on research and development, sales and marketing. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would be materially and adversely affected. In order to achieve anticipated sales levels and profitability, the Company will continue to strive to manage its assets and operations efficiently.

Rapid Technological Change

The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market transitioned from Fast Page mode and EDO memory to SDRAM over a two to three-year period.  Other transitions from SDRAM to Rambusâ and DDR SDRAM continued to occur in 2002 and will continue into 2003. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology; timely and efficient completion of product design; timely and efficient implementation of manufacturing, assembly and test processes; and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in delayed market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Sole or Limited Sources of Supply

The Company’s operations utilize a wide variety of semiconductors, electromechanical components and assemblies, and other raw materials such as sheet metal.  The Company believes that the materials and supplies necessary for the manufacture and assembly of its products are presently available in the quantities required.  The materials, supplies and product subassemblies are purchased from a substantial number of vendors.  For a number of its products, the Company has existing alternate sources of supply, or such sources are readily available.  Portions of the Company’s manufacturing and assembly operations are dependent upon the ability of suppliers to deliver quality components and subassemblies in time to meet manufacturing, assembly, and distribution schedules.  The failure of suppliers to deliver in a timely manner may adversely affect the Company’s operating results until alternative sources are developed.  In addition, the Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts.  If such constraints persist for a period of time, they may adversely affect the Company’s results of operations.  However, the Company believes that alternate suppliers could be arranged within a reasonable time so that material long-term adverse impacts would be minimized.  The Company generally has no written agreements with its suppliers. Therefore, there can be no assurance that the Company will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

The Company's future operating results depend in a significant part upon the continued contributions of its key technical and senior management personnel, many of whom may be difficult to replace. The Company's future operating results also depend in significant part upon its ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. However, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract, train and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially and adversely affect the Company's business, financial condition and results of operations.

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

#

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Selected Quarterly Data
(Unaudited)
(In thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2002
Net sales	$ 952	$ 479	$ 889	$ 299
Gross profit	469	218	(94)(1)	27
Net (loss)	(970)	(1,093)	(1,190)	(925)
Net (loss) per share:
Basic	(.04)	(.05)	(.05)	(.03)
Diluted	(.04)	(.05)	(.05)	(.03)

2001
Net sales	$ 2,140	$ 1,068	$ 1,013	$ 985
Gross Profit	1,371	471	339	349
Net income (loss)	298	(950)	(745)	(3,482)(2)
Net income (loss) per share:
Basic	.01	(.04)	(.03)	(.14)
Diluted	.01	(.04)	(.03)	(.14)

(1) Includes a $520,367 special charge to cost of goods sold for the write-down of excess and            obsolete inventories.

(2) Includes amortization of the value of the beneficial conversion feature on the preferred stock of approximately $2,518,000.

#

TANISYS TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Burton, McCumber & Cortez, L.L.P., Independent Auditors………………………………..

 32

Report of Brown, Graham and Company, P.C., Independent Auditors………………………….……..

 33

Consolidated Balance Sheets at September 30, 2002 and 2001.....................…………………………..

 34

Consolidated Statements of Operations for the Years Ended September 30, 2002,

2001 and 2000………………………………………………………………..…...….........……

 35

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended

September 30, 2002, 2001 and 2000…………………………………………………….……..

 36

Consolidated Statements of Cash Flows for the Years Ended September 30,

2002, 2001 and 2000………………………………………………………………..…......……

 37

Notes to the Consolidated Financial Statements.………………………………………………….……..

 38

#

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors

Tanisys Technology, Inc.

We have audited the accompanying consolidated balance sheet of Tanisys Technology, Inc. (a Wyoming corporation) and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations, Stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanisys Technology, Inc. and Subsidiaries as of September 30, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for the year ended September 30, 2002.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has incurred substantial losses in 2002 and 2001, has a history of losses, and has a deficit in stockholders’ equity and in working capital, 2) significantly all of the Company’s assets are pledged as collateral on existing debt and preferred stock.  Management's plans in regard to these matters are also described in note 1.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas

November 22, 2002

#

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2001 and 2000.  The consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred net losses of $2,360,995 for the year ended September 30, 2001. This factor, and others discussed in Note 1, raise substantial doubt about Tanisys Technology, Inc.’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence

/s/ Brown, Graham and Company P.C.

Austin, Texas

October 30, 2001

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 146,698	$ 1,369,988
Trade accounts receivable, net of allowance for doubtful accounts
of $94,604 and $118,769, respectively	454,174	600,768
Inventory	416,528	1,042,180
Prepaid expenses and other	89,751	140,044
Total current assets	1,107,151	3,152,980
Property and equipment, net of accumulated depreciation and amortization of
$1,109,669 and $1,007,018, respectively	191,825	363,382
Other non-current assets	38,524	49,420
Total Assets	$ 1,337,500	$ 3,565,782

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 611,684	$ 502,278
Accrued liabilities	471,056	265,598
Revolving credit note	151,627	88,456
Note payable to stockholder	43,138	-
Note payable Series A Preferred stockholders, net	1,607,006	-
Current portion of obligations under capital lease	15,520	13,791
Net current liabilities of discontinued operations	275,914	320,909
Total current liabilities	3,175,945	1,191,032
Long-term portion of obligations under capital lease	3,973	19,494
Net non-current liabilities of discontinued operations	-	57,251
Note payable Series A Preferred stockholders, net	-	345,801
Total liabilities	3,179,918	1,613,578
Commitments and contingencies	-	-
Stockholders' equity (deficit):
Preferred stock; $1 par value; 50,000,000 and 10,000,000 shares authorized, respectively:
15% Series A cumulative convertible preferred stock; $1 par value;
7,724,292 and 2,650,429 shares issued and outstanding, respectively	2,880,959	2,473,429
Common stock; no par value; 1,000,000,000 and 50,000,000 shares
authorized; 24,147,534 and 24,147,534 shares issued and outstanding, respectively	37,604,709	37,604,709
Additional paid-in capital	3,981,505	4,006,042
Accumulated deficit	(46,309,591)	(42,131,976)
Total stockholders’ equity (deficit)	(1,842,418)	1,952,204
Total Liabilities and Stockholders’ Equity	$ 1,337,500	$ 3,565,782

The accompanying notes are an integral part of these consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended September 30,
	2002	2001	2000
Net sales	$ 2,618,903	$ 5,206,153	$ 9,300,530
Cost of goods sold – on net sales	1,478,544	2,675,745	3,178,474
Cost of goods sold – special charges	520,367	-	-
Gross profit	619,992	2,530,408	6,122,056
Operating expenses:
Research and development	1,506,138	2,425,061	2,005,052
Sales and marketing	1,013,495	1,324,401	1,374,386
General and administrative	497,391	706,716	776,684
Depreciation and amortization	128,646	145,259	62,099
Bad debt expense	-	18,930	14,292
Total operating expenses	3,145,670	4,620,367	4,232,513
Operating income (loss) Other income (expense):	(2,525,678)	(2,089,959)	1,889,543
Interest income	4,911	25,373	27,698
Interest expense	(47,187)	(86,336)	(248,355)
Interest expense – amortization of debt discount	(1,283,592)	(168,801)	-
Other income (expense)	82,577	(41,272)	481,600
Net income (loss)	$ (3,768,969)	$ (2,360,995)	$ 2,150,486

Income (loss) from continuing operations	$ (3,768,969)	$ (2,360,995)	$ 2,150,486
Preferred stock dividend and amortization of the
value of the beneficial conversion feature on
the preferred stock	(408,646)	(2,518,429)	(43,128)
Net income (loss) applicable to common stockholders	$ (4,177,615)	$ (4,879,424)	$ 2,107,358
Basic income (loss) per common share:	$ (0.17)	$ (0.20)	$ 0.11
Diluted income (loss) per common share	$ (0.17)	$ (0.20)	$ 0.10
Weighted average shares outstanding: Basic	24,147,534	24,137,785	19,585,778
Diluted	24,147,534	24,137,785	20,580,337
The accompanying notes are an integral part of these consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Additional	Total
Preferred Stock	Common Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 1999	-	$ -	12,195,202	$ 31,968,495	$ 1,687,312	$ (39,359,910)	$(5,704,103)
Net income	-	-	-	-	-	2,150,486	2,150,486
Exercise of stock warrants	-	-	216,666	144,333	-	-	144,333
Stock issued for services	-	-	1,203,420	421,036	-	-	421,036
Stock issued for interest on debt	-	-	168,950	119,444	-	-	119,444
Stock warrants issued for debt financing costs	-	-	-	-	8,105	-	8,105
Stock options issued for services	-	-	-	-	16,302	-	16,302
Conversion of stockholder debt
to common stock	-	-	4,000,000	1,799,913	-	-	1,799,913
Stock issued-private placement	-	-	1,528,750	1,223,000	-	-	1,223,000
Conversion of mandatorily redeemable convertible preferred stock to common
stock	-	-	4,672,541	1,846,017	-	-	1,846,017
Stock dividend paid on mandatorily redeemable
convertible preferred stock	-	-	111,829	57,611	-	(43,128)	14,483
Balance, September 30, 2000	-	$ -	24,097,358	$ 37,579,849	$ 1,711,719	$(37,252,552)	$ 2,039,016
Net loss	-	-	-	-	-	(2,360,995)	(2,360,995)
Exercise of stock options	-	-	750	360	-	-	360
Stock issued for services	-	-	59,426	32,500	-	-	32,500
Stock repurchased	-	-	(10,000)	(8,000)	-	-	(8,000)
Series A Preferred Stock issued in private placement	2,635,000	2,458,000	-	-	-	-	2,458,000
Receivable from stockholder	(45,000)	(45,000)	-	-	-	-	(45,000)
Amortization of beneficial conversion feature	-	-	-	-	2,465,200	(2,465,200)	-
Preferred stock dividend	53,229	53,229	-	-	-	(53,229)	-
Preferred stock for services	7,200	7,200	-	-	-	-	7,200
Offering costs	-		-	-	(170,877)	-	(170,877)
Balance, September 30, 2001	2,650,429	$2,473,429	24,147,534	$ 37,604,709	$ 4,006,042	$(42,131,976)	$ 1,952,204
Net loss	-	-	-	-	-	(3,768,969)	(3,768,969)
Repurchase of Series A Preferred Stock	(121,856)	(121,856)	-	-	(5,755)	-	(127,611)
Series A Preferred Stock issued	45,000	45,000	-	-	-	-	45,000
Series A Preferred Stock issued for failure to meet financial objectives	4,033,257	-	-	-	-	-	-
Receivable from stockholder	(7,500)	(7,500)	-	-	-	-	(7,500)
Preferred stock dividend	831,190	408,646	-	-	-	(408,646)	-
Preferred stock for services	293,772	83,240	-	-	-	-	83,240
Offering costs	-	-	-	-	(18,782)	-	(18,782)
Balance, September 30, 2002	7,724,292	$2,880,959	24,147,534	$37,604,709	$3,981,505	$(46,309,591)	$(1,842,418)

The accompanying notes are an integral part of these consolidated financial statements

#

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(3,768,969)	$ (2,360,995)	$ 2,150,486
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	213,413	228,121	273,737
Amortization of warrant cost issued for debt	-	-	78,056
Amortization of debt discount interest expense	1,283,592	168,801	-
(Gain) loss on sale of fixed assets	(15,584)	43,577	5,233
Stock issued for preferred dividends payable	-	-	28,125
Stock issued for interest	-	-	119,444
Stock and stock options issued for services	83,240	39,700	437,338
Stock warrants issued for financing costs	-	-	8,105
(Increase) decrease in restricted cash	-	-	290,511
(Increase) decrease in accounts receivable, net	146,593	1,112,649	263,973
(Increase) decrease in inventory	586,062	(347,651)	(154,071)
(Increase) decrease in prepaid expenses and other	50,293	(2,390)	68,320
(Increase) decrease in other noncurrent assets	-	(8,679)	-
Increase (decrease) in accounts payable and accrued liabilities	314,864	(171,545)	(788,864)
Net cash provided by (used in) operating activities of continuing operations	(1,106,496)	(1,298,412)	2,780,393
Cash flows from investing activities:
Proceeds from the sale of equipment	24,215	2,192	4,000
Purchases of equipment	-	(190,633)	(170,876)
Other assets	-	-	(708)
Net cash provided by (used in) investing activities of continuing operations	24,215	(188,441)	(167,584)
Cash flows from financing activities:
Proceeds (repurchase) from issuance of common stock	-	(8,000)	1,223,000
Proceeds from issuance of preferred stock	17,500	2,353,000	-
Proceeds from issuance of debt to stockholders	20,000	177,000	-
Additional offering costs for preferred stock issue	(18,782)	(170,877)	-
Borrowings on revolving credit note	585,545	2,229,213	4,766,537
Repayments on revolving credit note	(522,373)	(2,740,757)	(6,144,940)
Borrowings on note to stockholder	43,138	-	-
Payments on capital lease obligations	(13,792)	(19,054)	(30,217)
Proceeds from exercise of stock options or warrants	-	360	144,333
Net cash provided by (used in) financing activities of continuing operations	111,236	1,820,885	(41,287)
Net cash provided by (used in) continuing operations	(971,045)	334,032	2,571,522
Net cash used for discontinued operations	(252,245)	(565,821)	(1,654,694)
Increase (decrease) in cash and cash equivalents	(1,223,290)	(231,789)	916,828
Cash and cash equivalents, beginning of year	1,369,988	1,601,777	684,949
Cash and cash equivalents, end of year	$ 146,698	$ 1,369,988	$ 1,601,777
Supplemental disclosure of cash flow information:
Interest paid	$ 44,845	$ 86,336	$ 248,355
Non-cash investing and financing activities:
Preferred stock dividend paid in preferred stock	408,646	53,229	-
Preferred stock dividend paid in common stock	-	-	57,611
Amortization of beneficial conversion feature on preferred stock	-	2,465,200	-
Equipment purchased with capital lease	-	41,696	-
Repurchase of Series A Preferred Stock with accrued liabilities	127,611	-	-
Cancellation of common stock	-	8,000	-
Conversion of preferred stock to common stock	-	-	1,846,017
Conversion of debt to preferred stock	-	60,000	-
Preferred stock issued for offering costs	-	7,200	-
Inventory transferred to fixed assets 39,588		-	-
The accompanying notes are an integral part of these consolidated financial statements.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2002, 2001 and 2000

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated under the laws of the State of Wyoming in 1993.  The principal business activity of the Company is to design, manufacture and market production level automated test equipment for a wide variety of semiconductor memory technologies, including Dynamic Random Access Memory (“DRAM”), Synchronous Dynamic Random Access Memory (“SDRAM”), Double Data Rate Synchronous DRAM (“DDR”), Rambus DRAM (“RDRAM®”) and Flash Memory. Operating under the Tanisys Technology name since 1994, the Company has developed into an independent manufacturer of memory test systems for standard and custom semiconductor memory.  These systems are used at semiconductor manufacturers, computer and electronics Original Equipment Manufacturers (“OEMs”) and independent memory module manufacturers. The Company markets a line of memory test systems under the DarkHorse® Systems brand name.  The Company's customer base covers a number of worldwide markets including semiconductor manufacturers, memory module manufacturers, computing systems OEMs and contract manufacturing companies.

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

On December 9, 1999, the Company sold its memory module manufacturing business, including all of the common stock of Tanisys (Europe) Ltd.  The assets and liabilities and the loss from the sale of the memory module manufacturing business have been included in the accompanying consolidated financial statements as discontinued operations. (See Note 2 for discussion of discontinued operations)

Realization of Assets

The Company has continued to generate operating losses throughout fiscal 2001 and 2002, as well as having a history of losses prior to fiscal 2000.  At September 30, 2002, the Company had a negative working capital of $2,068,794 and negative equity of $1,842,418.  The Company is also in default with the payment terms of many of its suppliers.  In addition, the Company has no access to additional working capital, all of its assets are pledged, and it has received a “going concern” opinion from its independent auditors for both fiscal years ended September 30, 2002 and 2001.  Therefore, there can be no assurances that the Company can continue its operations in the future.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be classified as cash equivalents.  Cash equivalents are carried at cost, which approximates market value.  The Company places its cash investments in high credit quality instruments.

Inventory

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value.  Inventory costs include direct materials and certain indirect manufacturing overhead expenses.

The Company’s policy concerning inventory write-down charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed.  Only additional impairment charges could affect the cost basis.  If subsequent to the date of impairment it is determined that the impairment charges are recoverable, the Company does not increase the carrying costs of the affected inventory and corresponding income.

Due to the dramatic decline in the semiconductor business cycle and impact on revenue since early 2001, and continued uncertainty of future sales volumes, the Company continues to monitor its inventory levels in light of product development changes and future sales forecasts.  As a result, the Company recorded a special charge to cost of goods sold of $520,367 in fiscal 2002 for the write-down of excess and obsolete inventories.

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

Revenue Recognition

Revenue from sales is recognized when persuasive evidence of an arrangement exists, such as a purchase order; the related products are shipped to the purchaser, typically freight on board shipping point or at the time the services are rendered; the price is fixed or determinable; and collectibility is reasonably assured.  The Company warrants products against defects, and accrues the cost of warranting these products as the items are shipped. The Company generally warrants its products against defects for a period of one year to all of its customers, including its distribution partners.  In the past, product warranty costs have not been material.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

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

The Company recognizes revenue from engineering services and maintenance and support agreements as the services are performed.  Revenue from engineering services is recognized as the services are performed.  Maintenance and support agreements are typically for a set period of time and revenue is recognized ratably over the duration of the contracts.  Unearned revenue for engineering services and maintenance and support agreements are classified as accrued liabilities in the accompanying consolidated balance sheets.

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

Advertising

Advertising costs are expensed as incurred and amounted to $35,677 in fiscal 2002, $19,177 in fiscal 2001, and $21,037 in fiscal 2000.

Stock Options, Warrants and Stock Issues

SFAS 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.  Under the guidance provided by SFAS 123, the Company has elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Common Stock has been issued in the past in lieu of cash payments for services provided to the Company in an effort to conserve cash.  When issued as payment for services, the Common Stock is issued at the equivalent of fair market value.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed on the weighted average number of shares outstanding in accordance with SFAS 128, “Earnings Per Share.”  During periods in which the Company incurs losses, giving effect to common stock equivalents is not presented as it would be anti-dilutive.

Amortization of Discount

Amortization of beneficial conversion feature (“discount”) of convertible preferred stock (“stock”) is recognized and measured at the purchase date of the preferred stock.  The amount is calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible (“intrinsic value”).  The intrinsic value of the beneficial conversion feature is limited to the proceeds received from the sale of the stock.  The discount assigned to the convertible preferred stock is amortized over the period to the securities’ earliest conversion date and charged to retained earnings as a dividend.

Amortization of Advisory Services Contract

The cost associated with the contract with an individual to provide advisory services for a period of three years is being amortized over the life of the contract.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issues SFAS No. 133, “Accounting for the Derivative Investments and Hedging Activities.” The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July, 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date for FASB No. 133.” SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal year beginning after June 15, 2000. In June, 2000, the FASB issued SFAS No. 138 “Accounting for Derivative Instruments and Hedging Activities- An Amendment of SFAS No. 133.” SFAS No. 138 amends the accounting and  reporting  standards for certain derivatives and  hedging activities such  as  net settlement  contracts, foreign currency translations and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The adoption of the SFAS No. 133, as amended by SFAS No. 137 and 138, on October 1, 2000 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued two statements. SFAS No. 141, “Business Combinations,” and SFAS No. 142, Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 “Business Combinations.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment only approach. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed using a systematic and rational method over its useful life. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flow.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller.  EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”(“EITF 00-25”).  EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue.  Treatment of such payments as an expense would only be appropriate if two conditions are met: a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and b) the vendor can reasonably estimate the fair value of that benefit.  The Company adopted EITF 01-09 effective January 1, 2002.  The adoption of EITF 01-09 did not have a material impact on the Company’s results of operations and financial position in 2002 and is not expected to have a material impact in the future.

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, was recorded in the consolidated financial statements as of September 30, 1999. As of September 30, 2002, the remaining future costs associated with the disposition of the discontinued operations totaled $275,914, including actual and estimated remaining balances of terminated equipment and real estate leases, legal and professional fees, related vendor liabilities, and other miscellaneous accrued expenses.

Assets and liabilities of the memory module manufacturing business consisted of the following:

September 30,
	2002	2001
Accrued liabilities	$ 214,756	$ 246,086
Accounts payable	61,158	74,823
Current liabilities	275,914	320,909
Non-current liabilities	-	57,251
Net non-current liabilities	$ 275,914	$ 378,160

3.

INVENTORY

Inventory consists of the following:

September 30,
	2002	2001
Raw materials	$ 284,142	$ 721,298
Work in process	48,301	35,887
Finished goods	84,085	284,995
	$ 416,528	$ 1,042,180

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

September 30,
	2002	2001
Equipment	$ 1,145,666	$ 1,214,572
Furniture and fixtures	68,579	68,579
Leasehold improvements	87,249	87,249
	1,301,494	1,370,400
Less accumulated
depreciation and amortization	(1,109,669)	(1,007,018)
	$ 191,825	$ 363,382

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

Included in the amounts above is approximately $41,696 and $53,364 of property and equipment acquired under capital leases at September 30, 2002 and 2001, respectively.  The accumulated amortization related to these assets totaled approximately $15,491 and $18,442 at September 30, 2002 and 2001, respectively.

Depreciation and amortization expense includes depreciation and amortization of property and equipment. Depreciation and amortization expense is reflected in the accompanying consolidated statements of operations as follows:

                Year Ended September 30,

	2002	2001	2000
Cost of goods sold	$ 84,767	$ 82,862	$ 211,638
Operating expenses	128,646	145,259	62,099
	$ 213,413	$ 228,121	$ 273,737

5.

ACCRUED LIABILITIES

Accrued liabilities consist of the following:

September 30,
	2002	2001
Unearned revenue	$ 229,719	$ -
Warranty	20,500	20,000
Salaries, wages, and commissions	110,671	95,945
Franchise, sales and property taxes	32,966	34,502
Interest payable	6,183	3,841
Professional fees	45,000	63,178
Offering Costs	-	33,259
Engineering fees	-	5,918
Other liabilities	26,017	8,955
	$ 471,056	$ 265,598

6.         REVOLVING CREDIT NOTE

On December 17, 1999, the Company entered into an agreement with Silicon Valley Bank (“the Bank”) under an Accounts Receivable Purchase Agreement to sell its receivables for a percentage of the face amount, not to exceed $2,000,000.  This agreement was modified and extended for one year on April 3, 2000, to provide more favorable financing costs.  As part of the agreement, the Company issued stock purchase warrants that allows the Bank to purchase 50,000 shares of Common Stock at a price of $3.40 per share, which was market value on the date of the agreement.  The warrants expire April 3, 2005.

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

On May 30, 2001, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank to replace the former Revolving Line of Credit Agreement dated September 19, 2000.  As of September 30, 2001, the amount owed under this agreement was $88,456.  The loan facility provided for the financing of up to $2,500,000 of the face amount of the Company’s accounts receivable of which the Bank would loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  As part of the loan agreement, the Company issued stock purchase warrants that allows the Bank to purchase 25,000 shares of Common Stock at a price of $1.00 per share, which was market value on the date of the loan agreement. The warrants expire on May 30, 2006.

On March 22, 2002, the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace the former Accounts Receivable Financing Agreement dated May 30, 2001.  As of September 30, 2002, the amount owed under this agreement was $151,627.  This loan facility provides for the financing of accounts receivable up to an aggregate face amount not to exceed $2,500,000 of which the Bank will loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  The finance charges for this loan facility are 1.5% per month of the average daily balance of the face amount of outstanding receivables financed by Silicon Valley Bank plus an administrative fee of 0.5% of the face amount of outstanding financed receivables as of the last business day of each month.  The Company is required to repurchase a receivable if it becomes more than 90 days old or if the debtor files for bankruptcy.  This agreement will expire on March 21, 2003.

7.

DEBT

In November 1998, the Company received $2,000,000 and issued notes with attached stock warrants to certain stockholders of the Company.  The debt was due in two years and carried an interest rate of 10 percent per annum, due quarterly and payable in either unregistered shares of Common Stock or cash, at the option of the Company.  One stock warrant was issued for every two dollars of debt, resulting in the issuance of 1,000,000 stock warrants.  Each warrant was exercisable into one share of Common Stock beginning on December 1, 1998, at an exercise price of $0.50 per share and increased to $1.00 per share after August 1, 1999. The exercise price increased to $2.00 per share on October 1, 2000.  The warrants expired on November 1, 2001. The noteholders were issued 0, 0, and 75,000 shares of Common Stock upon the exercise of certain warrants for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

The Company determined the fair value of the warrants to be $461,538, and has reflected this value as a discount on the debt.  The debt discount was amortized as interest expense over the life of the related debt.

An additional 7,200 shares of Series A Preferred Stock were issued in September 2001, in lieu of cash, for costs related to the offering, as well as the issuance of a $7,200 note payable.

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

During the second fiscal quarter of the year ended September 30, 2000, all of the $2,000,000 in debt to certain stockholders was converted to 4,000,000 shares of Common Stock.  Along with the notes payable to these stockholders, all related discounts and debt issuance costs were charged to Common Stock on the Consolidated

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

Balance Sheet for the fiscal year ended September 30, 2000.  For years prior to conversion, the total debt issuance costs of $96,350 was reflected in other noncurrent assets in the accompanying consolidated balance sheet and was amortized on the straight line method over the life of the related debt.

On August 13, 2001, the Company entered into a Series A Preferred Stock Purchase Agreement in conjunction with a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation.  The financing consisted of the issuance of 2,635,000 shares of the Company’s Series A Preferred Stock (see Note 9) and a note payable to the investors for the amount of $2,635,000.  An additional 7,200 shares of Series A Preferred Stock were issued in September 2001, in lieu of cash, for costs related to the offering as well as the issuance of a $7,200 note payable to the same  individual.  Thus, the private placement issuance totaled 2,642,200 shares of Series A Preferred Stock and notes payable of $2,642,200.  The notes have no interest, cannot be prepaid, and mature on July 13, 2003.  Repayment of the notes can only be made with payments calculated by multiplying the excess of the quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the debt has been repaid in full.  As of September 30, 2002, no payments have been made on these notes due to the Company’s failure to meet the specified financial targets used in calculating the payments as provided for in the August 13, 2001 Series A Preferred Stock Purchase Agreement and related documents.  However, if the debt has not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis.  The Company does not expect to meet these financial targets through the July 13, 2003 maturity date and, therefore, anticipates the additional issuance of Series A Preferred Stock as stated effective July 13, 2003.  The Company has granted a security interest in all of its assets to secure the obligation to make the payments subject to the security interest of the Company’s bank loan facility.

At August 13, 2001, the Company valued the notes payable to the Series A Preferred stockholders at $177,000, consisting of the face value of $2,642,200 and a discount on the debt of $2,465,200 to be amortized over the term of the note (see Note 9). For the fiscal years ended September 30, 2002 and 2001, the Company charged $1,283,592 and $168,801 of the discount on the debt to interest expense, respectively.  At September 30, 2002, the note balance totaled $1,607,006, net of discount, and is due on July 13, 2003.

8.

LEASE COMMITMENTS

The Company leases certain equipment and office space under non-cancelable leases with expiration dates ranging from 2003 through 2005.

Future minimum lease payments under all leases from continuing operations at September 30, 2002 were as follows:

	Capital Leases	Operating Leases
2003	$ 17,141	$ 103,922
2004	4,055	139,552
2005	-	93,530
Total minimum lease payments	21,196 (1,703)	$ 337,004
Amounts representing interest
Present value of minimum capital lease payments	19,493
Less: current portion	(15,520)

Long-term capital lease obligation	$ 3,973

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

Rent expense recorded under all operating leases was $128,435, $200,755 and $197,600, for the years ended September 30, 2002, 2001 and 2000, respectively.  Interest rates on the capital leases range from 12.5% to 15.8%.

9.

PREFERRED STOCK

The Company is authorized to issue 50,000,000 shares of $1 par value Preferred Stock.  The Board of Directors may from time to time issue series of Preferred Stock with terms specified at their discretion.

Pursuant to a Convertible Stock Purchase Agreement (the “Stock Purchase Agreement”), on June 30, 1998 the Company issued 400 shares of its 5% Series A Convertible Preferred Stock, par value $1 per share (“Series A Stock”), for $4,000,000.

The Series A Stock was convertible into the Company’s no par value common stock (“Common Stock”) at the option of the holder. The conversion price was the lesser of the fixed conversion price of $4.62 per share or a variable conversion price.  The Company valued this beneficial conversion feature at $1,403,509 and reflected this amount in additional paid-in capital and as a charge to the accumulated deficit as a dividend in the years prior to fiscal 2000.

Dividends were payable quarterly in either cash or shares of Common Stock.  All dividends were paid in shares of Common Stock. For the years ended September 30, 2002, 2001 and 2000, the Company paid dividends of $0, $0, and $57,611 by issuing 0, 0, and 111,829 shares of Common Stock, respectively, based on the market value.

Attached to the Series A Stock were warrants to purchase 100,000 shares of Common Stock.  During the year ended September 30, 2000, a portion of these warrants were exercised for 66,667 shares of Common Stock.  The remaining warrants expired on June 30, 2002.  The Company valued the warrants at $283,803 and reflected this amount in additional paid-in capital during the year ended September 30, 1998.

During the year ended September 30, 1999, the preferred stockholders converted 175 shares of Series A Stock for 767,599 shares of Common Stock.

During the fiscal year ended September 30, 2000, the Company converted all of the remaining 225 shares of Series A Stock for 4,672,541 shares of Common Stock in the amount of $1,846,017.

On August 13, 2001, the Company issued 2,635,000 shares of Series A Preferred Stock (“Series A Preferred”) for $1.00 per share pursuant to a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) dated August 13, 2001.  The issuance of the Series A Preferred Stock resulted from a private placement financing with an investment group led by New Century.  New Century participated in the financing through the purchase of 1,060,000 of the above shares of the Company’s Series A Preferred Stock which represented approximately 40% of the original issuance of the Series A Preferred.  On August 13, 2001, the date the Purchase Agreement was signed, Mr. Parris H. Holmes, Jr., served as Chairman of the Board of Directors for both New Century and the Company.  The proceeds of $2,635,000, net of offering costs of approximately $171,000, were utilized to continue product development and marketing efforts and to provide working capital for the Company’s operations.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

On September 28, 2001, the Company issued 7,200 shares of Series A Preferred in lieu of cash for costs relating to the offering.

In February 2002, the Company issued 293,772 shares of its Series A Preferred to Mr. Holmes for advisory services to the Tanisys Board of Directors for a three-year period beginning December 12, 2001 and ending December 12, 2004.  The Series A Preferred issued to Mr. Holmes has the same rights as those shares issued on August 13, 2001.  These shares will be earned by Mr. Holmes over the three-year period with one-third being earned on each annual anniversary date beginning on December 12, 2002.  The Company has estimated the cost of the services based on the fair value of the stock.

In March 2002, the Company repurchased 121,856 shares of its Series A Preferred for $150,000 in accordance with a repurchase agreement with a certain investor.  The purchase amount is to be paid monthly through June 2003.  The amount owed totaled $115,000 and is included in net current liabilities of discontinued operations in the accompanying balance sheet at September 30, 2002.

Each share of Series A Preferred is immediately convertible into 33.334 shares of Common Stock.  The holders of the Series A Preferred are entitled to a cumulative annual dividend of 15%, payable quarterly, which, at the option of New Century may be paid in cash or in additional shares of Series A Preferred.

The Company recorded dividends of 831,190 shares valued at $408,646 and 53,229 shares valued at $53,229 of Series A Preferred Stock to the holders of the Company’s Series A Preferred Stock for the fiscal years ended September 30, 2002 and 2001, respectively.

The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock including the 7,200 shares for costs related to the offering and notes payable to the investors in the amount of $2,642,200 (see Note 7).

The holders of the Series A Preferred have a liquidation preference in the event of any liquidation, sale, merger or similar event, and have registration rights and other customary rights.  The Company has also issued a note payable to the Series A Preferred stockholders in the amount of $2,642,200 with repayments only to be made to the extent the Company’s cash flow meets certain levels.  In conjunction with the debt, the Company has granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility.  In addition, the Company has also agreed to issue additional shares of Series A Preferred equal to 50% of the then fully diluted Common Stock to the holders if the Company fails to repay the note, plus the mandatory dividends, by July 15, 2003.  The Company has also agreed to issue, at up to six different times, additional shares of Series A Preferred to the investors equal to 25% of the then fully diluted Common Stock if the Company fails to meet any of certain financial targets, beginning with the quarter ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003, and December 31, 2003.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  New Century received 400,794 of these shares of Series A Preferred.  On January 30, 2002, the Company issued 1,340,510 shares of Series A Preferred due to its failure to meet the December 31, 2001 financial targets, including 537,780 shares of Series A Preferred issued to New Century.  On July 31, 2002, the Company issued 1,693,696 shares of Series A Preferred due to its failure to meet the June 30, 2002 financial targets, including 657,091 shares of Series A Preferred issued to New Century.  The Company does not expect to meet the specified financial targets for the six months ending December 31, 2002.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

The Company obtained an appraisal of the Series A Preferred and the notes payable at August 13, 2001, and allocated the proceeds of the financing to both instruments based on the valuation. The proceeds of $2,642,200 were allocated to the Series A Preferred and the notes payable in the amount of $2,465,200 and $177,000, respectively.

The beneficial conversion feature (discount) in the amount of $7,439,168, for the convertible preferred stock is limited to the proceeds allocated to the Series A Preferred in the amount of $2,465,200. Due to the Series A Preferred being immediately convertible, the $2,465,200 was recorded as a dividend in the consolidated financial statements for the year ended September 30, 2001.

The Series A Preferred shares vote together with the Company’s Common Stock on an as-if-converted basis and not as a separate class.  Each share of Series A Preferred has a number of votes equal to the number of Common Stock shares then issuable upon conversion of such shares of the Series A Preferred Stock.  Upon the closing of the Purchase Agreement, the Series A Preferred stockholders had 78% of the combined eligible voting power of the outstanding Common Stock and Series A Preferred.  As of September 30, 2002, the Series A Preferred stockholders controlled 91% of the voting power of all stockholders of the Company.  If none of the financial targets included in the Purchase Agreement are met and the Company fails to pay the note payable to the Series A Preferred stockholders’ by July 13, 2003, then, by December 31, 2003, the Series A Preferred stockholders could potentially control approximately 94% of the voting power of the Company, inclusive of all potentially dilutive options and warrants.

In connection with the transaction described above, New Century, by authority designated in the Purchase Agreement, has the right to maintain the majority of Board members.  As of September 30, 2002, New Century holds three of the Company’s five Board positions including the Chairman of the Board.  Currently, only four Board positions are filled, with three being held by New Century.  In accordance with the Purchase Agreement, New Century has the right to maintain the majority of Board positions in the event the Board is expanded beyond its current number of five members.

10.

 STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Reverse Split

At the Company’s Annual Meeting of Stockholders on May 23, 2000, the Company’s stockholders approved a one-for-two reverse stock split of the Company’s Common Stock (the “Reverse Split”) effective May 25, 2000.  The Reverse Split had no effect on the number of authorized shares of Common Stock, preferred stock or Series A Preferred Stock.  Any stockholder otherwise entitled to any fractional share interest due to the Reverse Split received, in lieu thereof, one additional share of Common Stock for the fractional share such stockholder would have been entitled to as a result of the Reverse Split.

The number of shares and per share amounts of the Company’s Common Stock, warrants and stock options set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

Private Placement of Common Stock

In March 2000, the Company issued 1,528,750 shares of its Common Stock for consideration of $1,223,000.  The shares of Common Stock issued in the private placement were restricted securities.  The

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

transaction was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended.  Proceeds of the private placement were used for working capital.

Warrants

During the years ended September 30, 2001 and 2000, the Company issued warrants to various individuals or companies for services in connection with debt.  No stock warrants were issued in fiscal 2002.  Each stock warrant entitles the holder to purchase one share of Common Stock at a particular price, in accordance with the vesting period and expiration date specified within each individual warrant agreement.  The shares issued upon exercise of these stock warrants are subject to resale restrictions.  The following summarizes the warrants issued by the Company:

For the Year Ended September 30,
2002	2001	2000
	Shares	Stock Warrant Exercise Price	Shares	Stock Warrant Exercise Price	Shares	Stock Warrant Exercise Price
Outstanding beginning of year	383,334	$0.72 to $10.75	368,334	$0.72 to $10.75	380,001	$0.50 to $10.75
Granted	-	-	25,000	$1.00	205,000	$ .48 to $ 3.40
Exercised	-	-	-	-	(216,667)	$ .48 to $ 6.00
Expired	(270,834)	$0.72 to $10.75	(10,000)	$10.12	-	-
Outstanding end of year	112,500	$1.00 to $ 3.40	383,334	$0.72 to $10.75	368,334	$ .72 to $10.75
Exercisable end of year	112,500	$1.00 to $ 3.40	383,334	$0.72 to $10.75	368,334	$ .72 to $10.75

Stock Options

The Company has two stock option plans.  The 1993 Stock Option Plan permits grants to the Company's directors, key employees and consultants. The 1997 Non-Employee Director Plan permits grants to the Company's non-employee directors.  The stock options granted under each of these plans are granted with an exercise price at fair market value on the date of grant, vest ratably over a predefined period and expire no more than ten years from the date of grant.  At September 30, 2002, the Company had reserved a total of 57,000,000 shares of Common Stock for the plans.

The following table summarizes information about stock options outstanding at September 30, 2002:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.03-$0.49	14,535,225	5.3	0.04	3,121,300	$0.07
$0.50-$0.99	1,085,375	4.5	0.52	629,862	0.52
$1.01-$3.99	251,300	3.5	1.68	213,413	1.77
$4.00 and over	474,600	2.3	4.00	469,600	4.00
	16,346,500			4,434,175

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

A summary of the activity of the Company's stock option plans is presented below:

September 30,
2002	2001	2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	20,531,100	$0.24	4,829,750	$1.32	2,618,309	$3.22
Granted	10,846,250	0.03	18,313,700	0.03	3,460,525	0.53
Cancelled or expired	(14,850,850)	0.12	(2,791,600)	0.76	(1,249,084)	3.02
Exercised	-	0.00	(750)	0.48	-	-
Outstanding, end of year	16,346,500	0.22	20,351,100	0.24	4,829,750	1.32

Options exercisable, end of year	4,434,175	$0.63	1,618,456	$1.86	627,225	$3.19

Weighted average fair value of options granted during the year		$0.01		$0.03		$0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001 and 2000:

For the Year Ended September 30,
	2002	2001	2000
Dividend yield	-	-	-
Expected volatility	76.7%	196.3%	52.3%
Risk-free interest rate	3.4%	4.1%	5.8%
Expected life (years)	7	7	7

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

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

For the Years Ended September 30,
		2002	2001	2000
Net income (loss):	As reported	($3,768,969)	($2,360,995)	$2,150,486
	Pro forma	(3,825,260)	(2,914,861)	1,883,663

Net income (loss) applicable
to common stock:	As reported	(4,177,615)	(4,879,424)	2,107,358
	Pro forma	(4,233,906)	(5,433,290)	1,840,535

Net income (loss) applicable
to common stock
per share:	As reported	(0.17)	(0.20)	0.11
	Pro forma	(0.18)	(0.23)	0.09

In 2000, diluted earnings per share was $0.10 as reported and pro forma diluted earnings per share was $0.09.

11.

INCOME TAXES

For the years ended September 30, 2002 and 2001, the Company incurred consolidated net operating losses for U.S. income tax purposes of approximately $2,076,000 and $2,302,000 and for non-U.S. income tax purposes of approximately $0 and $426,000, respectively.  At September 30, 2002 and 2001, the Company had temporary differences resulting in future taxable (income) deductions of approximately $369,000 and ($40,000), respectively, principally representing differences in accounting and tax basis in accrued liabilities, reserves, depreciation and anticipated loss from discontinued operations.

At September 30, 2002, the Company had net operating loss carry-forwards totaling approximately $6,000,000.  Due to the limitations provided for in Section 382 of the Internal Revenue Code of 1986, as amended (Code), and as a result of the sale of the Series A Preferred Stock on August 13, 2001, utilization of the net operating loss carry-forwards existing at that date (approximately $25,750,000) is limited to approximately $200,000 per year through 2021.  The balance of the net operating loss carry-forward (approximately $2,200,000) may be used to reduce taxable income in any future year through 2022.  Deferred income tax assets from the net operating loss carry-forwards and asset basis differences totaled approximately $2,100,000 and $1,400,000 at September 30, 2002 and 2001, respectively, and a valuation allowance has been established in those amounts.

Management believes that a valuation allowance is appropriate because of the uncertainty that sufficient taxable income will be generated by the Company in future taxable years to absorb the entire amount of such net operating losses.

As mentioned above, the availability of the net operating loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under the Code, in the event of a further ownership change.  This section states that after reorganization or other change in corporate ownership, the use of certain carry-forwards may be limited or prohibited.

12.

EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended September 30, 2002 and 2001, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

conversion of 7,724,292 and 2,642,200 shares of Series A Preferred Stock and the impact of assumed conversions, respectively.  For the years ended September 30, 2002 and 2001, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been antidilutive.

The following table provides a reconciliation between basic and diluted shares outstanding:

	2002	2001	2000
Weighted average number of common shares used in basic earnings per share	24,147,534	24,137,785	19,585,778

Effect of dilutive securities:
Stock options	-	-	626,225
Warrants	-	-	368,334
Preferred stock	-	-	-

Weighted average number of common shares and dilutive potential common stock used in diluted earnings per share

	24,147,534	24,137,785	20,580,337

If potentially dilutive securities had been included in the loss per common share calculations, the reconciliation between basic and dilutive shares outstanding would be as follows:

	2002	2001
Weighted average number of common shares used in basic earnings per share	24,147,534	24,137,785

Effect of dilutive securities
Stock options	4,434,175	1,618,456
Warrants	112,500	383,334
Preferred stock	257,481,550	88,075,095

Weighted average number of
common shares and dilutive
potential common stock used in diluted earnings per share	286,175,759	114,214,670

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

The following data shows the calculation of the income available to common stockholders used in computing diluted earnings per share:

	2002	2001	2000
Income (loss) from continuing operations applicable to common stockholders	$(4,177,615)	$(4,879,424)	$ 2,107,358
Income impact of assumed conversions:
Preferred stock dividends	-	-	43,128
Net income (loss) applicable to common stockholders after assumed conversion of dilutive securities	$(4,177,615)	$(4,879,424)	$ 2,150,486

13.

RELATED PARTY TRANSACTIONS

On August 13, 2001, the Company issued 2,635,000 shares of Series A Preferred Stock for $1.00 per share pursuant to a Series A Preferred Stock Purchase Agreement to a group of investors (see Note 9).  New Century was the lead investor and participated by purchasing 1,060,000 shares of the Company’s Series A Preferred Stock.  The Company’s former Chairman of the Board of Directors, Mr. Parris H. Holmes, Jr., is the Chairman of the Board of Directors for New Century.  Each Series A Preferred share is convertible into 33.334 shares of the Company’s Common Stock with voting rights on an as-if-converted basis.  As a result, the Series A Preferred stockholders have the majority of the voting stock. In connection with the transaction described above, New Century, by authority designated in the Purchase Agreement, has the right to maintain the majority of Board members.  As of September 30, 2002, New Century holds three of the Company’s five Board positions including the Chairman of the Board.  Currently, there are only four Board positions filled with three being held by New Century.  In accordance with the Purchase Agreement, New Century has the right to maintain the majority of Board positions in the event the Board is expanded beyond its current number of five members.  Therefore, New Century has the controlling interest in the Company.

For the fiscal year ended September 30, 2001, the Company paid $41,819 to its Chairman of the Board for expenses related to the August 13, 2001 Series A Preferred transaction.  These expenses were recorded as offering costs.

General and administrative expense includes consulting fees and expenses in the amount of $968, $542, and $72,736 paid to the Company’s chairman with Common Stock, stock options, warrants or cash for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

General and administrative expense includes professional fees in the amount of $52,050 and $53,711 paid to one of the Company’s outside legal counsel, who also served as corporate secretary of the Company until August 13, 2001, for legal services provided for the years ended September 30, 2001 and 2000, respectively.  All of these fees were paid with cash or Common Stock.

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

Years ended September 30, 2002, 2001 and 2000

common Stock was valued at $223,300 based on the market value at the date of issue and has been included in the estimated loss on disposal of the memory module manufacturing business in the accompanying consolidated financial statements for the fiscal year ended September 30, 1999.

On March 8, 2000, the Company issued 250,000 shares of Common Stock to its chairman, president, and secretary in connection with a private placement of Common Stock.  The Common Stock was valued at $200,000 based on the market value at the date of issue.  The amount was recorded as offering costs.

In February 2002, the Company issued 293,772 shares of its Series A Preferred valued at $83,240 to Parris H. Holmes, Jr., Chairman of the Board of New Century, for advisory services to the Tanisys Board of Directors for a three-year period beginning December 12, 2001 and ending December 12, 2004.  The Series A Preferred issued to Mr. Holmes has the same rights as those shares issued on August 13, 2001.  These shares will be earned by Mr. Holmes over the three-year period with one-third being earned on each annual anniversary date beginning on December 12, 2002.  The expense recorded for fiscal 2002 is $40,172 with the balance being amortized over the remaining life of the agreement.

On March 7, 2002, the Company’s Board of Directors appointed C. Lee Cooke, Jr. as Chief Executive Officer of the Company.  Mr. Cooke also currently serves as the Company’s Chairman of the Board of Directors.  As compensation for such Chief Executive Officer services, Habitek International, an entity owned by Mr. Cooke is entitled to receive $15,469 per month.  As of September 30, 2002, the Company has incurred $105,869 in costs relating to Mr. Cooke’s services of which $42,231 has been paid to Habitek International as of September 30, 2002.

In June 2002, New Century provided a short-term working capital loan of $75,000 that was repaid by the Company in July 2002.  In August 2002, New Century provided a short-term working capital loan of $14,000.  In September 2002, New Century provided two short-term working capital loans of $7,000 and $21,995.  The Company renewed these notes plus the accrued interest.  Therefore, as of September 30, 2002, the Company owed New Century $43,138 for these working capital loans plus $245 of accrued interest at 12% per annum.

The Company recorded dividends of 322,608 shares valued at $159,000 and 21,346 shares valued at $21,346 of the Company’s Series A Preferred Stock to New Century for the fiscal years ended September 30, 2002 and 2001, respectively.

As provided for in the Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) dated August 13, 2001 (see Note 9), New Century has the right to appoint three of the Company’s five-member Board of Directors.  New Century has exercised that right and has appointed three members to the Board of Directors, including C. Lee Cooke, Jr., the Company’s Chief Executive Officer and Chairman of the Board of Directors.  Mr. Cooke also serves on New Century’s Board of Directors.  Currently, there are only four board positions filled with three being held by New Century.  In accordance with the Purchase Agreement, New Century has the right to maintain the majority of board positions in the event the Board is expanded beyond its current number of five members.  Through ownership of the Company’s Series A Preferred Stock and its right to appoint the majority of the Board of Directors, New Century has the controlling interest in the Company.

14.

SIGNIFICANT CUSTOMERS

The following matrix provides a summary of the Company's customers with more than 10% of total net sales during the years ended September 30, 2002, 2001 and 2000, and customers from which the Company had accounts receivable that exceeded 10% of total accounts receivable at September 30, 2002, 2001 and 2000.  Amounts less than 10% are reflected as a dash.

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

Customers	A	B	C	D	E	F	G	H	I	J
Year Ended September 30, 2002
Net Sales	-	21.5%	-	-	-	-	-	-	-	18.1%
Accounts Receivable	-	24.7%	-	-	21.4%	-	-	-	-	27.3%

Year Ended September 30, 2001
Net Sales	-	-	-	26.2%	-	-	-	10.6%	12.5%
Accounts Receivable	14.8%	-	-	-	-	-	-	34.7%	-	-

Year Ended September 30, 2000
Net Sales	18.7%	-	-	23.9%	-	-	-	-	-	-
Accounts Receivable	-	-	18.0%	18.7%	12.5%	10.5%	23.2%	-	-	-

15.

EMPLOYEE BENEFITS

The Company sponsors The Tanisys Technology, Inc. 401(k) Plan (the “Plan”), which qualifies under Section 401(k) of the IRS Code for eligible employees.  Eligible employees may defer a portion of their annual compensation under the Plan subject to maximum limitations.  Generally, all employees of the Company who are 18 years of age are eligible for participation in the Plan on the first day of the month following their dates of hire.

Under provisions of the Plan, the Company may elect to make discretionary matching contributions to the Plan for the benefit of the participants.  No such discretionary contributions were made in fiscal 2002, 2001 or 2000.

1.

COMMITMENTS AND CONTINGENCIES

On April 1, 2002, the Company entered into a one-year agreement with its Vice President of Sales and Marketing, Mr. John R. Bennett, and continues thereafter on an annual basis unless terminated with 120 days’ notice.  Mr. Bennett’s salary was $60,000 per annum through June 30, 2002, at which time it increased to $127,000 per annum.  Mr. Bennett also receives commissions on the Company’s net sales.  Should the Company undergo a change of control of more than 40% of the voting power of all voting securities, Mr. Bennett will receive a bonus based on the gross value of the transaction.

On September 1, 2002, the Company entered into a one-year employment agreement with its Vice President of Finance and Chief Financial Officer, Mr. Terry W. Reynolds, and may be extended at the sole discretion of the Company. Mr. Reynolds’ salary is $140,000 per annum.  Should the Company undergo a change of control of more than 40% of the voting power of all voting securities, Mr. Reynolds will receive a bonus based on the gross value of the transaction.

From time to time, the Company could become involved in litigation in the normal course of business.  Such litigation could require significant resources.  At September 30, 2002, the Company was not engaged in any litigation.

The Company relies on a combination of patents, trademarks, copyrights and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights.  There can be no

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Years ended September 30, 2002, 2001 and 2000

assurance that there will not be any disputes regarding the Company’s intellectual property rights.  Additionally, competitors of the Company may be able to design around the Company’s patents.  To preserve its intellectual property rights in the event of a patent infringement, the Company could initiate litigation which would likely result in significant expense and divert the efforts of technical and management personnel.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 1, 2002, the Audit Committee of the Board of Directors of the Company engaged Burton McCumber & Cortez, L.L.P. (“BMC”) to replace Brown, Graham & Company, P.C. (“Brown”) as its independent public accountants for the fiscal year ended September 30, 2002.  Brown did not resign but was replaced by the Company with BMC.  Brown performed the independent audit of the Company’s consolidated financial statements for the fiscal years ended September 30, 1999 through 2001.  No disagreements concerning accounting and financial disclosure exist between the Company and either BMC or Brown.

PART III.

ITEM 10.

 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The Company’s directors, executive officers and key employees and their respective ages and positions as of December 30, 2002 are as follows:

Name

Age

Position(s)

Carlton Lee Cooke, Jr.                             58

President, Chief Executive Officer and Chairman of the

Board of Directors (2)

John R. Bennett

42

Vice President of Sales and Marketing

Paul R. Hunter

47

Vice President of Engineering

Terry W. Reynolds

46

Vice President of Finance and Chief Financial Officer

Justin L. Ferrero

28

Director (1)

David P. Tusa

41

Director (1)

Theodore W. Van Duyn

52

Director (2)

______________________

(1)

Member of the Audit Committee.

(2)

Member of the Compensation/Stock Option Committee.

The following are biographies of the Company’s executive officers and directors, including all positions currently held with the Company and positions held during the last five years.

 C. Lee Cooke has served as Chairman of the Board since February 2002 and as Chief Executive Officer since March 2002.  He was Special Advisor to the Board from August 2001 to February 2002.  Mr. Cooke serves as a Director with New Century, a holding company focused on high growth, technology-based companies and investments.  Since September 1991, he has been Chairman of the Board and Chief Executive Officer of Habitek International, Inc., d/b/a U.S. Medical Systems, Inc.  Mr. Cooke is also a director of Sharps Compliance Corp., a provider of mail-back medical disposal, and serves as an advisory director to M2K, an interactive marketing firm, and the Staubach Group, CTLLC.  He was President and Chief Executive Officer of Cuville, Inc., d/b/a Good2CU.com, from 1999 until 2000.  Mr. Cooke served as Chief Executive Officer of The Greater Austin Chamber of Commerce from 1983 to 1987.  From 1988 to 1991 he served in the elected position as Mayor of Austin, Texas.

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

Paul R. Hunter, Vice President of Engineering, joined the Company in February 1997 with over 20 years experience in the electronics and computer industry.  Prior to being appointed Vice President in March 2002, Mr. Hunter was the Director of Engineering at Tanisys.  From 1988 to 1997, he was the Technical Director of a high-reliability electronics packaging research program and a principal investigator and lead engineer on several DARPA-sponsored computer architecture projects, all at the Microelectronics and Computer Technology Corporation.  Prior to 1988, Mr. Hunter designed test equipment and application-specific high-performance computers while employed at Texas Instruments and several other large and small companies.  Mr. Hunter has been awarded five patents on test equipment design.

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

Justin L. Ferrero has served as a Director since August 2001.  Mr. Ferrero is also a Director with New Century Equity Holdings Corp., a holding company focused on high growth, technology-based companies and investments.  He has also served as a Director with Clique Capital, LLC, a company of experienced venture investors providing initial and secondary funding for high-growth companies in a wide range of industries, including technology, new economy and healthcare.  Mr. Ferrero currently is a Partner with the Convex Group, a media production company focused on integrated brand marketing.  His primary focus with the Convex Group is raising capital, strategic alliances, and merger and acquisitions.

David P. Tusa, CPA, has served as a Director and as Corporate Secretary since August 2001.  Mr. Tusa has served as Senior Vice President and Chief Financial Officer of New Century Equity Holdings Corporation, a holding company focused on high-growth, technology-based companies and investments, since August 1999 and was appointed Corporate Secretary in January 2001.  Mr. Tusa was Executive Vice President and Chief Financial Officer of U. S. Legal Support, Inc., a provider of litigation support services with over 36 offices in seven states, from September 1997 to August 1999.  Prior to this, Mr. Tusa served as Senior Vice President and Chief Financial Officer of Serv-Tech, Inc., a $300 million, publicly held provider of specialty services to industrial customers in multiple industries, from April 1994 through August 1997.  Additionally, Mr. Tusa was with CRSS, Inc., a $600 million, publicly held diversified services company, from May 1990 through April 1994, most recently as Corporate Controller.

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

All directors hold office for their elected terms or until their successors are duly elected and qualified.  If a director should be disqualified or unable to serve as a director, the Board of Directors may fill the vacancy so arising for the unexpired portion of his term.  All officers serve at the discretion of the Board of Directors.  There are no family relationships between members of the Board of Directors and any executive officers of the Company.

ITEM 11.

EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth information concerning compensation of the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose base salary and bonus exceeded $100,000 for fiscal year 2001.

Summary Compensation Table

Long-Term
Compensation Awards	All
Fiscal	Annual Compensation	Restricted Stock	Securities Underlying	Other Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Award(s) ($)	Options (#)	($)
Richard M. Brook (1)	2002	$ 120,212		$ -	$ -	6,600,000	$ -
Former President, Chief	2001	-		-	-	-	-
Executive Officer and	2000	-		-	-	-	-
Director

Carlton Lee Cooke, Jr.	2002	102,231		-	-	125,000	-
President, Chief Executive	2001	-		-	-	-	-
Officer and Chairman of the	2000	-		-	-	-	-
Board

John R. Bennett	2002	182,062		-	-	261,250	-
Vice President of Sales	2001	168,332		-	-	1,045,000	-
and Marketing	2000	163,083		-	-	220,000	-

Paul R. Hunter (2)	2002	130,559		7,500	-	231,250	-
Vice President of	2001	-		-	-	-	-
Engineering	2000	-		-	-	-	-

Terry W. Reynolds	2002	132,238		7,500	-	250,000	-
Vice President of Finance	2001	131,983		-	-	1,000,000	-
and Administration	2000	70,839	(3)	40,540	-	200,000	-
and Chief Financial Officer

(1)

Mr. Brook resigned as Director, Chief Executive Officer, and President effective March 7, 2002.

(2)

Mr. Hunter was promoted to Vice President of Engineering in March 2002.

(3)

The amount shown reflects the salary of Mr. Reynolds from January 16, 2000, the beginning date of his employment with the Company, through the end of fiscal 2000.

Stock Option Grants in Fiscal 2002

The following table provides information related to stock options granted to the named executive officers during fiscal 2002:

Individual Grants
	% of Total			Potential Realizable
Number of	Options			Value at Assumed
Securities	Granted to	Exercise		Annual Rates of Stock
Underlying	Employees	or Base		Price Appreciation for
Options	In Fiscal	Price	Expiration	Option Term (2)
Name	Granted (#)(1)	2002	($/Sh)	Date	5%($)	10%($)
Richard M. Brook	6,600,000	65.4%	$.03	04/11/02	-	-

Carlton Lee Cooke, Jr.	125,000	1.2%	$.03	10/26/08	5,277	7,308

John R. Bennett	261,250	2.6%	$.03	10/26/08	11,028	15,273

Paul R. Hunter	231,250	2.3%	$.03	10/26/08	9,762	13,519

Terry W. Reynolds	250,000	2.5%	$.03	10/26/08	10,553	14,615

(1)

For each named executive officer, the options listed represent grants under the Company’s 1993 Stock Option Plan. The options granted in fiscal 2002 are exercisable one-fourth on each of the four anniversaries following the date of grant except for Mr. Brook’s options which expired on April 11, 2002, due to his termination of employment.

(2)

Calculations based on stock option exercise price over period of option assuming annual compounding.  The columns present estimates of potential values based on certain mathematical assumptions.  The actual value, if any, that an executive officer may realize is dependent upon the market price on the date of option exercise.

Aggregated Stock Option Exercises in Fiscal 2002 and Fiscal Year End Option Values

The following table provides information related to stock options exercised by the named executive officers during the fiscal year and the number and value of options held at fiscal year end.  The Company does not have any outstanding stock appreciation rights.

Individual Grants
Shares		Number of Securities	Value(1) of Unexercised
Acquired		Underlying Unexercised	In-the-Money
Upon Option	Value	Options at FY End(#)	Options at FY End($)
Name	Exercise (#)	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard M. Brook	0	N/A	-	-	-	-
Carlton Lee Cooke, Jr.	0	N/A	125,000	500,000	-	-
John R. Bennett	0	N/A	423,125	1,158,125	-	-
Paul R. Hunter	0	N/A	322,575	990,475	-	-
Terry W. Reynolds	0	N/A	350,000	1,100,000	-	-

(1)

Market value of the underlying securities at September 30, 2002 ($0.01), minus the exercise price.

Report of Compensation and Stock Option Committee

The Compensation and Stock Option Committee of the Board of Directors of the Company has furnished the following report regarding the repricing of options during fiscal 1998.  All options repriced during fiscal 1998 resulted from an exchange of options under the 1993 Option Plan for new options with a lower exercise price under the same plan.

The Committee believes that the value of the Company to its stockholders is necessarily dependent upon the Company’s ability to attract and retain qualified and competent employees.  The 1993 Option Plan was expressly established to provide an additional incentive to such individuals to continue in the service of the Company.  In September of 1998, the Committee believed that the value of certain options previously granted to key employees under the 1993 Option Plan had eroded to such an extent that the intended incentive to such employees had failed, and that as a result, it was in the best interests of the Company and its stockholders to reprice such options.  The Committee believes that by repricing the options previously granted under the 1993 Stock Option Plan, the Company restored the incentive for such employees.  The options granted in replacement of previously granted options were made with an exercise price equal to the fair market price of the underlying Common Stock on the date of the repricing.  The number of shares subject to exercise and the vesting periods remain unchanged.

Ten-Year Option Repricings

The following table provides information related to each option repricing held by any executive officer of the Company during the last ten completed fiscal years.

Name and Principal Position	Date	Number of Securities Underlying Options Repriced or Amended (#)	Market Price of Stock at Time of Repricing Amendments ($)	Exercise Price at Time of Repricing Amendments ($)	New Exercise Price (2) ($)	Length of Original Option Term Remaining at Date of Repricing Amendment
John R. Bennett	10/10/96	10,000	$3.50	$8.18	$3.50	1 Month
VP – Sales	5/15/97	15,000	$3.50	$6.82	$3.50	20 Months

Employee Benefit Plans

401(k) Plan

The Company maintains the Tanisys Technology, Inc. 401(k) Plan (the “401(k) Plan”).  Participation in the 401(k) Plan is offered to eligible employees of the Company or its subsidiaries (collectively, “Participants”).  Generally, all employees of the Company or its subsidiaries who are 18 years of age are eligible for participation in the 401(k) Plan, with no minimum employment period.

The 401(k) Plan is a form of defined contribution plan that provides that Participants generally may make voluntary salary deferral contributions, on a pre-tax basis, of between 1% and 15% of their base compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments (“Voluntary Contributions”). On January 1, 2001, the Company began contributing 50% of the first 2% of a Participant’s compensation contributed as salary deferral.  Due to economic conditions, the Company ceased contributing to the 401(k) Plan effective July 16, 2001.  Morgan Stanley is the trustee of the Company’s 401(k) Plan.

1993 Stock Option Plan

The Company’s 1993 Stock Option Plan (as thereafter amended, the “1993 Option Plan”) is administered by a committee (the “Compensation/Stock Option Committee”) which currently consists of two non-employee members of the Board of Directors, Mr. C. Lee Cooke and Mr. Theodore W. Van Duyn.  The 1993 Option Plan grants broad authority to the Compensation/Stock Option Committee to grant options to key employees and consultants selected by such committee; to determine the number of shares subject to options; the exercise or purchase price per share, subject to regulatory requirements; the appropriate periods and methods of exercise and requirements regarding the vesting of options; whether each option granted shall be an incentive stock option (“ISO”) or a non-qualified stock option (“NQSO”) and whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any.  In making such determinations, the Compensation/Stock Option Committee may take into account the nature and period of service of eligible participants, their level of compensation, their past, present and potential contributions to the Company and such other factors as the Compensation/Stock Option Committee in its discretion deems relevant.  The purposes of the 1993 Option Plan are to advance the best interests of the Company by providing its employees and consultants who have substantial responsibility for the Company’s management, success and growth, with additional incentive and to increase their proprietary interest in the success of the Company, thereby encouraging them to remain in the Company’s employ or service.

The 1993 Option Plan further directs the Compensation/Stock Option Committee to set forth provisions in option agreements regarding the exercise and expiration of options according to stated criteria.  The Compensation/Stock Option Committee oversees the methods of exercise of options, with attention being given to compliance with appropriate securities laws and regulations.

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

The 1993 Option Plan provides for the grant of ISOs under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and stock options that do not qualify under Section 422 of the Code (“NQSOs”).  The option price for ISOs may not be less than 100% of the fair market value of the Common Stock on the date of grant, or 110% of fair market value with respect to any ISO issued to a holder of 10% or more of the Company’s shares.  The exercise price of NQSOs also is limited to the fair market value of the Common Stock on the date of grant.  Common Stock issued under the 1993 Option Plan may be newly issued or treasury shares.  The 1993 Option Plan does not permit the use of already owned Common Stock as payment for the exercise price of options.  If any option granted under the 1993 Option Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares.  Fair market value is defined as the closing price of the Common Stock as reported for that day on the Nasdaq OTC Bulletin Board.

The stockholders of the Company approved the 1993 Option Plan on March 31, 1994, which was adopted by the Board of Directors on October 25, 1993.  Under the terms of the 1993 Option Plan, as amended in the 2002 Annual Meeting of Stockholders, 45,000,000 shares of Common Stock are reserved for the granting of options.  At September 30, 2002, options to purchase 11,319,625 shares have been granted and are outstanding.

The 1993 Option Plan terminates on October 24, 2003.  The Compensation/Stock Option Committee is authorized to amend or terminate the 1993 Option Plan at any time, except that it is not authorized without stockholder approval (except with regard to adjustments resulting from changes in capitalization) to (i) reduce the option price at which an ISO may be granted to an amount less than the fair market value per share at the time such option is granted; (ii) change the class of employees eligible to receive options; (iii) materially modify the requirements as to affiliate eligibility for participation in the 1993 Option Plan; (iv) materially increase the benefits accruing to participants under the 1993 Option Plan; or (v) effect an amendment that would cause ISOs issued pursuant to the 1993 Option Plan to fail to meet the requirements of “incentive stock options” as defined in Section 422 of the Code, provided, however, that the Compensation/Stock Option Committee shall have the power to make such changes in the 1993 Option Plan and in the regulations and administrative provisions thereunder or in any outstanding option as in the opinion of counsel for the Company may be necessary or appropriate from time to time to enable any ISOs granted pursuant to the Plan to continue to qualify as “incentive stock options” under the Code and the regulations which may be issued thereunder as in existence from time to time.

On December 6, 2000, the Company filed Registration Statement on Form S-8 with the Commission requesting that 7,000,000 shares of Common Stock be registered and set aside for both of the Company’s stock option plans, including the 5,000,000 shares of Common Stock subject to the 1993 Option Plan.

Employment Agreements

On April 1, 2002, the Company entered into a one-year agreement with its Vice President of Sales and Marketing, Mr. John R. Bennett, and continues thereafter on an annual basis unless terminated with 120 days’ notice.  Mr. Bennett’s salary was $60,000 per annum through June 30, 2002, at which time it increased to $127,000 per annum.  Mr. Bennett also receives commissions on the Company’s net sales.  Should the Company undergo a change of control of more than 40% of the voting power of all voting securities, Mr. Bennett will receive a bonus based on the gross value of the transaction.

On September 1, 2002, the Company entered into a one-year employment agreement with its Vice President of Finance and Chief Financial Officer, Mr. Terry W. Reynolds, and may be extended at the sole discretion of the Company.  Mr. Reynolds’ salary is $140,000 per annum.  Should the Company undergo a change of control of more than 40% of the voting power of all voting securities, Mr. Reynolds will receive a bonus based on the gross value of the transaction.

Compensation Committee Interlocks and Insider Participation

None.

Compensation/Stock Option Committee Report on Executive Compensation

General.  The Compensation/Stock Option Committee of the Board of Directors of the Company (the “Committee”) has furnished the following report on the Company’s executive compensation policies.  The report describes the Committee’s compensation policies applicable to the Company’s executive officers and provides specific information regarding the compensation of the Company’s Chief Executive Officer. (The information contained in the report shall not be deemed to be “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.)

The Committee is comprised of two directors, Messrs. Cooke and Van Duyn, and oversees all aspects of the Company’s executive compensation policy and reports its determinations to the Board of Directors.  The Committee’s overall goal is to develop executive compensation policies that are consistent with, and linked to, strategic business objectives and Company values.  The Committee approves the design of, assesses the effectiveness of, and administers executive compensation programs in support of, the Company’s compensation policies.  The Committee also reviews and approves all salary arrangements and other remuneration for executives, evaluates executive performance and considers related matters.

Compensation Philosophy.  The Company’s executive compensation policies have four primary objectives: to attract and retain highly competent executives to manage the Company’s business, to offer executives appropriate incentives for accomplishment of the Company’s business objectives and strategy, to encourage stock ownership by executives to enhance mutuality of interest with stockholders and to maximize long-term stockholder value.  The Committee believes that the compensation policies should operate in support of these objectives and should emphasize the following:  a long-term and at-risk focus, a pay-for-performance culture, an equity orientation and management development.

Elements of Compensation.  Each element of compensation considers median compensation levels paid within the competitive market.  Competitive market data compares the Company’s compensation practices to a group of comparable companies that tend to have similar sales volumes, market capitalizations, employment levels and lines of business.  The Committee reviews and approves the selection of companies used for compensation comparison purposes.

The key elements of the Company’s executive compensation are base salary, annual incentive and long-term incentive.  These key elements are addressed separately below.  In determining compensation, the Committee considers all elements of an executive’s total compensation package.

Base Salaries.  Base salaries for executives are initially determined by evaluating executives’ levels of responsibility, prior experience, breadth of knowledge, internal equity issues and external pay practices.  Base salaries are below the size-adjusted medians of the competitive market.

Increases to base salaries are driven primarily by individual performance.  Individual performance is evaluated based on sustained levels of individual contribution to the Company.  When evaluating individual performance, the Committee considers the executive’s efforts in promoting Company values, continuing educational and management training, improving product quality, developing relationships with customers, suppliers and employees, and demonstrating leadership abilities among co-workers.  As the former President and Chief Executive Officer, Mr. Richard M. Brook received $180,000 annualized base salary.  As President and Chief Executive Officer effective March 8, 2002, Mr. Carlton Lee Cooke, Jr. received $180,000 annual base salary.

Annual Incentive.  Each year, the Committee evaluates the performance of the Company as a whole, as well as the performance of each individual executive.  Factors considered include revenue growth, net profitability and cost control.  The Committee does not utilize formalized mathematical formulae, nor does it assign weightings to these factors.  The Committee, in its sole discretion, determines the amount, if any, of incentive payments to each executive.  The Committee believes that the Company’s growth in revenue and profitability requires subjectivity on the part of the Committee when determining incentive payments.  The Committee believes that specific formulae restrict flexibility and are too rigid at this stage of the Company’s development.

Long-Term Incentives.  The Company’s long-term compensation philosophy provides that long-term incentives should relate to improvement in stockholder value, thereby creating a mutuality of interests between executives and stockholders.  Additionally, the Committee believes that the long-term security of executives is critical for the perpetuation of the Company.  Long-term incentives are provided to executives through the Company’s 1993 Stock Option Plan and through restricted stock awards.

In keeping with the Company’s commitment to provide a total compensation package that favors at-risk components of pay, long-term incentives comprise an appreciable portion of an executive’s total compensation package.  When awarding long-term incentives, the Committee considers executives’ respective levels of responsibility, prior experience, historical award data, various performance criteria and compensation practices at comparable companies.  Again, the Committee does not utilize formal mathematical formulae when determining the number of options/shares granted to executives.

Stock Options.  Stock options generally are granted at an option price not less than the fair market value of the Common Stock on the date of grant.  Accordingly, stock options have value only if the price of the Common Stock appreciates after the date the options are granted.  This design focuses executives on the creation of stockholder value over the long term and encourages equity ownership in the Company.

Section 162(m).  Section 162(m) of the Internal Revenue Code of 1986, as amended, currently imposes a $1.0 million limitation on the deductibility of certain compensation paid to each of the Company’s five highest paid executives.  Excluded from this limitation is compensation that is “performance based.”  For compensation to be performance based it must meet certain criteria, including being based on predetermined objective standards approved by stockholders.  In general, the Company believes that compensation relating to options granted under the Company’s 1993 Stock Option Plan should be excluded from the $1.0 million limitation calculation.  The Compensation/Stock Option Committee intends to take into account the potential application of Section 162(m) with respect to incentive compensation awards and other compensation decisions made by it in the future.

Restricted Stock Awards.  There were no grants of restricted Common Stock during the year ended September 30, 2002.

Conclusion.  The Committee believes these executive compensation policies serve the interests of the stockholders and the Company effectively.  The Committee believes that the various pay vehicles offered are appropriately balanced to provide increased motivation for executives to contribute to the Company’s overall future successes, thereby enhancing the value of the Company for the stockholders’ benefit.

Audit Committee Report

The Board of Directors has adopted a written Charter of the Audit Committee of the Board of Directors, a copy of which was included as an exhibit to the Company’s 2002 proxy statement.  Mr. David P. Tusa and Mr. Justin L. Ferrero comprise the Audit Committee of the Board of Directors.

In connection with the September 30, 2002 financial statements, the Audit Committee: (1) reviewed and discussed the audited financial statements with management; (2) discussed with the auditors the matters required by Statement of Auditing Standards No. 61; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No. 1.  Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the Commission.

/s/ David P. Tusa.

David P. Tusa

Director and Audit Committee Member

/s/ Justin L. Ferrero

Justin L. Ferrero

Director and Audit Committee Member

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Paragraph Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% stockholders are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file.  To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended September 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s Common Stock at December 30, 2002 by all persons, entities, or “groups” as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") to be the beneficial owner of 5% or more of the Company's Common Stock.  For purposes of this section, beneficial ownership is defined in accordance with the rules of the Commission to mean generally the power to vote or dispose of shares, regardless of any economic interest therein.

		Amount and Nature	Percent
		Of Beneficial	Of
Name	Address	Ownership (1)	Class (2)

Auto Bond Acceptance Corp.	1512 West 35th Street Cut-Off #310 Austin, Texas 78731	11,319,660 (3)	31.9%

Angel, David	701 W. Main	8,856,220 (4)	26.8%
	La Porte, Texas 77571

Becker, Gary	27 Chancery Place	5,686,158 (5)	19.1%
	The Woodlands, Texas 77381

Bennett, John	12201 Technology Blvd., Suite 125	4,881,465 (6)	16.8%
	Austin, Texas 78727

Bozkurt, Tarkan	4207 Ascot Ln.	1,698,068 (7)	6.6%
	Houston, Texas 77092

Caldwell, Guy	12201 Technology Blvd., Suite 125	7,201,075 (8)	23.0%
	Austin, Texas 78727

Comiso, Charles	2305 Barton Creek Blvd, Unit # 21	8,939,770 (9)	27.0%
	Austin, Texas 78735

Elliott, Sean	11 Sanctuary Drive	6,408,783 (10)	21.0%
	San Antonio, Texas 78248

Clark A. Gunderson,	12615 Enterprise	5,659,914 (11)	19.0%
A Medical Corporation	Lake Charles, LA 70601

Gunderson, Clark A.	12615 Enterprise	8,489,770 (12)	26.0%
	Lake Charles, LA 70601
Holmes, Parris H., Jr.	10101 Reunion Place, Suite 450 San Antonio, Texas 78216	15,675,330 (13)	39.4%

Hunter, Paul	12201 Technology Blvd., Suite 125	3,529,430 (14)	12.8%
	Austin, Texas 78727

James, Larry M.	221 Wild Turkey Blvd.	5,792,301 (15)	19.4%
	Boerne, Texas 78006

Jergins, Cynthia A.	10101 Reunion Place, Suite 450	2,834,307 (16)	10.5%
	San Antonio, Texas 78216

Miller, Bill F. III	1000 Louisiana, Suite 550	2,830,057 (17)	10.5%
	Houston, Texas 77002

Mitchell, David	1302 S. Bridge	5,659,914 (18)	19.0%
	Brady, Texas 76825

New Century Equity Holdings Corp.	10101 Reunion Place, Suite 450 San Antonio, Texas 78216	99,989,300 (19)	80.6%

Sowell & Co. L.P.	1601 Elm Street, Suite 300	22,724,706 (20)	48.5%
	Dallas, Texas 75201

Sterling, Anna M.	P.O. Box 220 MS	5,659,914 (21)	19.0%
	Grand Cayman, Cayman Islands BW1

Sterling, Harris J.	2462 Toftrees	5,659,914 (22)	19.0%
	San Antonio, Texas 78209

Tuscany Partners	1400 Oakhaven Drive	5,659,914 (23)	19.0%
	Roswell, GA 30075

U.S. Boston Corp.	55 Old Bedford Rd.	5,718,664 (24)	19.2%
	Lincoln, MA 01773

Westpark Resources, Inc.	2210 Norfolk, Suite 740	5,659,914 (25)	19.0%
	Houston, Texas 77098

(1)

Unless otherwise noted, each of the persons, entities, or group has the sole voting and investment power with respect to the shares reported.

(2)

In accordance with Rule 13d-3, the percentages indicated are based on outstanding stock options exercisable within 60 days from December 30, 2002 for each individual, Common Stock outstanding at December 30, 2002 of 24,147,534 shares, and Series A Preferred Stock owned by each as if that one person or entity were the only one of the Series A Preferred Stockholders to convert to Common Stock.

(3)

Includes 339,583 shares of Series A Preferred Stock convertible into 11,319,660 shares of Common Stock.

(4)

Includes 254,688 shares of Series A Preferred Stock convertible into 8,489,770 shares of Common Stock.

(5)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(6)

Includes 500,938 shares that Mr. Bennett has the right to acquire upon exercise of stock options, exercisable within 60 days, and 127,346 shares of Series A Preferred Stock convertible into 4,244,952 shares of Common Stock.

(7)

Includes 50,941 shares of Series A Preferred Stock convertible into 1,698,068 shares of Common Stock.

(8)

Includes 206,625 shares that Mr. Caldwell has the right to acquire upon exercise of stock options, exercisable within 60 days, and 195,262 shares of Series A Preferred stock convertible into 6,508,864 shares of Common Stock.

(9)

Includes 254,688 shares of Series A Preferred stock convertible into 8,489,770 shares of Common Stock.

(10)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(11)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(12)

Includes 254,688 shares of Series A Preferred Stock convertible into 8,489,770 shares of Common Stock.

(13)

Includes 532,500 shares that Mr. Holmes has the right to acquire upon exercise of stock options, exercisable within 60 days, and 424,481 shares of Series A Preferred stock convertible into 14,149,650 shares of Common Stock.

(14)

Includes 388,338 shares that Mr. Hunter has the right to acquire upon exercise of stock options, exercisable within 60 days, and 93,389 shares of Series A Preferred stock convertible into 3,113,029 shares of Common Stock.

(15)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(16)

Includes 4,250 shares that Ms. Jergins has the right to acquire upon exercise of stock options, exercisable within 60 days, and 84,900 shares of Series A Preferred stock convertible into 2,830,057 shares of Common Stock.

(17)

Includes 84,900 shares of Series A Preferred stock convertible into 2,830,057 shares of Common Stock.

(18)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(19)

Includes 2,999,619 shares of Series A Preferred Stock convertible into 99,989,300 shares of Common Stock.

(20)

Includes 679,161 shares of Series A Preferred Stock convertible into 22,639,153 shares of Common Stock.

(21)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(22)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(23)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(24)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

(25)

Includes 169,794 shares of Series A Preferred Stock convertible into 5,659,914 shares of Common Stock.

Security Ownership of Management

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s Common Stock at December 30, 2002 by (i) each of the Company’s directors, (ii) each executive officer named in the Summary Compensation Table and (iii) all executive officers and directors as a group. For purposes of this section, beneficial ownership is defined in accordance with the rules of the Commission to mean generally the power to vote or dispose of shares, regardless of any economic interest therein.

	Amount and Nature
	Of Beneficial	Percent of
Name	Ownership (1)	Class (2)
John R. Bennett	4,881,465 (3)	*
C. Lee Cooke	100,150,550 (4)	34.9%
Justin L. Ferrero	105,883,589 (5)	36.9%
Paul R. Hunter	3,529,430 (6)	*
Terry W. Reynolds	430,000 (7)	*
David P. Tusa	100,223,675 (8)	35.0%
Theodore W. Van Duyn	501,875 (9)	*

All executive officers and directors as a group

     (7 persons, representing the executive officers

     and directors listed above)

            115,621,984 (10)         40.3%

_______________

*Represents less than one percent (1%) of the issued and outstanding shares of Common Stock, fully diluted.

(1)

Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

(2)

The percentages indicated are based on outstanding stock options exercisable within 60 days from December 30, 2002 for each individual, Common Stock outstanding at December 30, 2002 of 24,147,534 shares, and Series A Preferred Stock owned by each as if that one person or entity were the only one of the Series A Preferred stockholders to convert to Common Stock.  This calculation is in accordance with Section 13(d)(3) of the Securities Exchange Act.

(3)

Includes 500,938 shares that Mr. Bennett has the right to acquire upon exercise of stock options, exercisable within 60 days, and 127,346 shares of Series A Preferred Stock convertible into 4,244,952 shares of Common Stock.

(4)

Includes 156,250 shares that Mr. Cooke has the right to acquire upon exercise of stock options, exercisable within 60 days, and 2,999,619 shares of Series A Preferred Stock convertible into 99,989,300 shares of Common Stock owned by New Century Equity Holdings Corp. of which Mr. Cooke is a Director.

(5)

Includes 234,375 shares that Mr. Ferrero has the right to acquire upon exercise of stock options, exercisable within 60 days, and 169,794 shares of Series A Preferred stock convertible into 5,659,914 shares of Common Stock owned by Tuscany Partners of which Mr. Ferrero is a 50% owner, plus 2,999,619 shares of Series A Preferred Stock convertible into 99,989,300 shares of Common Stock owned by New Century Equity Holdings Corp. of which Mr. Ferrero is a Director.

(1)

Includes 388,338 shares that Mr. Hunter has the right to acquire upon exercise of stock options, exercisable within 60 days, and 93,389 shares of Series A Preferred stock convertible into 3,113,029 shares of Common Stock.

(2)

Includes 430,000 shares that Mr. Reynolds has the right to acquire upon exercise of stock options, exercisable within 60 days.

(8)

Includes 234,375 shares that Mr. Tusa has the right to acquire upon exercise of stock options, exercisable within 60 days, and 2,999,619 shares of Series A Preferred Stock convertible into 99,989,300 shares of Common Stock owned by New Century Equity Holdings Corp. of which Mr. Tusa is a Director.

(9)

Includes 319,375 shares that Mr. Van Duyn has the right to acquire upon exercise of stock options, exercisable within 60 days.

(10)

Includes 2,263,651 shares that 7 directors and executive officers have the right to acquire upon exercise of stock options, exercisable within 60 days, and 3,390,148 shares of Series A Preferred Stock convertible into 113,007,195 shares of Common Stock.  The Series A Preferred Stock owned by New Century Equity Holdings Corp. has been included only once even though it has been included in each of the beneficial ownerships of Messers. Cooke, Ferrero, and Tusa.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 13, 2001, the Company issued 2,635,000 shares of Series A Preferred Stock for $1.00 per share pursuant to a Series A Preferred Stock Purchase Agreement to a group of investors (see Note 9).  New Century was the lead investor and participated by purchasing 1,060,000 shares of the Company’s Series A Preferred Stock.  The Company’s former Chairman of the Board of Directors, Mr. Parris H. Holmes, Jr., is the Chairman of the Board of Directors for New Century.  Each Series A Preferred share is convertible into 33.334 shares of the Company’s Common Stock with voting rights on an as-if-converted basis.  As a result, the Series A Preferred stockholders have the majority of the voting stock. In connection with the transaction described above, New Century, by authority designated in the Purchase Agreement, has the right to maintain the majority of Board members.  As of September 30, 2002, New Century holds three of the Company’s five Board positions including the Chairman of the Board.  Currently, there are only four Board positions filled with three being held by New Century.  In accordance with the Purchase Agreement, New Century has the right to maintain the majority of Board positions in the event the Board is expanded beyond its current number of five members.  Therefore, New Century has the controlling interest in the Company.

For the fiscal year ended September 30, 2001, the Company paid $41,819 to its Chairman of the Board for expenses related to the August 13, 2001 Series A Preferred transaction.  These expenses were recorded as offering costs.

General and administrative expense includes consulting fees and expenses in the amount of $968, $542, and $72,736 paid to the Company’s chairman with Common Stock, stock options, warrants or cash for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

General and administrative expense includes professional fees in the amount of $52,050 and $53,711 paid to one of the Company’s outside legal counsel, who also served as corporate secretary of the Company until August 13, 2001, for legal services provided for the years ended September 30, 2001 and 2000, respectively.  All of these fees were paid with cash or Common Stock.

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

On March 8, 2000, the Company issued 250,000 shares of Common Stock to its chairman, president, and secretary in connection with a private placement of Common Stock.  The Common Stock was valued at $200,000 based on the market value at the date of issue.  The amount was recorded as offering costs.

In February 2002, the Company issued 293,772 shares of its Series A Preferred valued at $83,240 to Parris H. Holmes, Jr., Chairman of the Board of New Century, for advisory services to the Tanisys Board of Directors for a three-year period beginning December 12, 2001 and ending December 12, 2004.  The Series A Preferred issued to Mr. Holmes has the same rights as those shares issued on August 13, 2001.  These shares will be earned by Mr. Holmes over the three-year period with one-third being earned on each annual anniversary date beginning on December 12, 2002.  The expense recorded for fiscal 2002 is $40,172 with the balance being amortized over the life of the agreement.

On March 7, 2002, the Company’s Board of Directors appointed C. Lee Cooke, Jr. as Chief Executive Officer of the Company.  Mr. Cooke also currently serves as the Company’s Chairman of the Board of Directors.  As compensation for such Chief Executive Officer services, Habitek International, an entity owned by Mr. Cooke is entitled to receive $15,469 per month.  As of September 30, 2002, the Company has incurred $105,869 in costs relating to Mr. Cooke’s services of which $42,231 has been paid to Habitek International as of September 30, 2002.

In June 2002, New Century provided a short-term working capital loan of $75,000 that was repaid by the Company in July 2002.  In August 2002, New Century provided a short-term working capital loan of $14,000.  In September 2002, New Century provided two short-term working capital loans of $7,000 and $21,995.  The Company renewed these notes plus the accrued interest.  Therefore, as of September 30, 2002, the Company owed New Century $43,138 for these working capital loans plus $245 of accrued interest at 12% per annum.

The Company recorded dividends of 322,608 shares valued at $159,000 and 21,346 shares valued at $21,346 of the Company’s Series A Preferred Stock to New Century for the fiscal years ended September 30, 2002 and 2001, respectively.

As provided for in the Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) dated August 13, 2001 (see Note 7), New Century has the right to appoint three of the Company’s five-member Board of Directors.  New Century has exercised that right and has appointed three members to the Board of Directors, including C. Lee Cooke, Jr., the Company’s Chief Executive Officer and Chairman of the Board of Directors.  Mr. Cooke also serves on New Century’s Board of Directors.  Currently, there are only four board positions filled with three being held by New Century.  In accordance with the Purchase Agreement, New Century has the right to maintain the majority of board positions in the event the Board is expanded beyond its current number of five members.  Through ownership of the Company’s Series A Preferred Stock and its right to appoint the majority of the Board of Directors, New Century has the controlling interest in the Company.

ITEM 14.

CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Annual Report on Form 10-K, the chief executive officer and chief financial officer of the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported to them in a timely manner.  There have been no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)

Documents filed with this report:

1)

Financial Statements:

The consolidated financial statements of the Company and report of the Company’s independent public accountants thereon have been filed under Part II, Item 8 hereof.

2)

The following consolidated financial statement schedule of Tanisys Technology, Inc. is included in Part IV, Item 14(d):

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

0.3

Loan Modification and Forebearance Agreement dated August 3, 2001. (Exhibit 10.41 to June 30, 2001 Form 10-Q)

0.4

Promissory Note to Charles T. Comiso dated July 27, 2001. (Exhibit 10.42 to June 30, 2001 Form 10-Q)

0.5

Employment Agreement, dated October 1, 2001, by and between Tanisys Technology, Inc. and Richard M. Brook. (Exhibit 10.43 to September 30, 2001 Form 10-K))

0.6

Employment Agreement, dated April 1, 2002 by and between Tanisys Technology, Inc. and John R. Bennett. (filed herewith)

0.7

Silicon Valley Bank Accounts Receivable Purchase Agreement dated March 22, 2002. (filed herewith)

0.8

Employment Agreement, dated September 1, 2002, by and between Tanisys Technology, Inc. and Terry W. Reynolds. (filed herewith)

21.1

Subsidiaries of the Company (filed herewith)

0.1

Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

0.2

Certification of Chief Financial Officer Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(c)

Reports on 8-K.

Form 8-K dated November 1, 2002, and filed November 1, 2002, reporting the change in registrant’s certifying accountant.

.

(a)

Schedules.

SCHEDULE II

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Fiscal Years Ended 2002, 2001 and 2000

	Description	Balance at Beginning of Year	Charge to Cost and Expenses	Deductions	Balance at End of Year
2002	Allowance for uncollectible
	accounts receivable	$118,769	$65,882	$90,047	$94,604

2001	Allowance for uncollectible
	accounts receivable	132,743	20,822	34,796	118,769

2000	Allowance for uncollectible
	accounts receivable	333,703	42,390	243,350(1)	132,743

2002	Allowance for excess and
	obsolete inventory	$250,000	$186,282	$201,182	$235,100

2001	Allowance for excess and
	obsolete inventory	200,000	93,357	43,357	250,000

2000	Allowance for excess and
	obsolete inventory	502,198	233,774	535,972(1)	200,000

(1) During the year ended September 30, 2000, the Company included $280,000 in miscellaneous income, $100,000 related to reserves for accounts receivable and $180,000 related to reserves for inventory that were deemed excessive after analytical and reasonableness reviews.  These reserves were initially established due to the uncertainty in the collection of receivables and the inventory mix in anticipation of customer response to the sale of the memory module manufacturing business disclosed in the financial statements as discontinued operations.

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

By the end of the Company’s fiscal year ended September 30, 2000, the potential collection issues had all been resolved resulting in excess reserves for accounts receivable based on historical bad debt analysis and information available at the time relating to the collectability of the receivables. The Company first applied the reversal of these reserves to bad debt expense.  However, the reserve exceeded bad debt expense and, therefore, the excess was recorded as non-recurring miscellaneous income.  The Company estimates bad debt expense as a percentage-of-sales, adjusted based on historical analyses of actual bad debts incurred.

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

The notes to the consolidated financial statements of Tanisys Technology, Inc. and subsidiaries are an integral part of this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANISYS TECHNOLOGY, INC.

Date:  January 13, 2003

By: /s/ CARLTON LEE COOKE, JR.

      Carlton Lee Cooke, Jr.

      Chief Executive Officer, President and

      Chairman of the Board

Date: January 13, 2003

By: /s/TERRY W. REYNOLDS

      Terry W. Reynolds

      Vice President of Finance and Chief Financial Officer

     (Duly authorized and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of January 2003.

Signature

Title

/s/ CARLTON LEE COOKE, JR.

Chief Executive Officer

Carlton Lee Cooke, Jr.

President and Chairman of the Board

/s/ DAVID P. TUSA

Corporate Secretary and Director

David P. Tusa

/s/ JUSTIN  L. FERRERO

Director

Justin L. Ferrero

/s/ THEODORE W. VAN DUYN

Director

Theodore W. Van Duyn

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carlton Lee Cooke, Jr., certify that:

1.

I have reviewed this annual report on Form 10-K of Tanisys Technology, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date January 13, 2003

/s/ Carlton Lee Cooke, Jr.__________

President, Chief Executive Officer and

Chairman of the Board

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry W. Reynolds, certify that:

1.

I have reviewed this annual report on Form 10-K of Tanisys Technology, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date January 13, 2003

/s/ Terry W. Reynolds________________

Vice President and Chief Financial Officer

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

IN ACCORDANCE WITH SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the Annual Report of Tanisys Technology, Inc. (the “Company”) on Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, C. Lee Cooke, Jr., President, Chief Executive Officer and Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(1)

The Form 10-K report for the fiscal year ended September 30, 2002, filed with the Securities and Exchange Commission on December 30, 2002, fully complies with the requirements of Section 13(a) or15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-K report for the fiscal year ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Tanisys Technology, Inc.

By: /s/ C. Lee Cooke

Date: January 13, 2003

C. Lee Cooke

Chairman of the Board of Directors

Chief Executive Officer and President

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

IN ACCORDANCE WITH SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the Annual Report of Tanisys Technology, Inc. (the “Company”) on Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Terry W. Reynolds, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(1)

The Form 10-K report for the fiscal year ended September 30, 2002, filed with the Securities and Exchange Commission on December 30, 2002, fully complies with the requirements of Section 13(a) or15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-K report for the fiscal year ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Tanisys Technology, Inc.

By: /s/ Terry W. Reynolds

Date: January 13, 2003

Terry W. Reynolds

Vice President and Chief Financial Officer

Exhibit 10.44

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is made effective April 1, 2002, by and between TANISYS, INC., a Wyoming corporation, with principal offices located at 12201 Technology Blvd., Austin, Texas 78727 (hereinafter referred to as the “Company”), and John R. Bennett, a resident of Georgetown, Williamson County, Texas (hereinafter referred to as the “Employee”).

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

2.

Term.  Subject to the provisions hereof, the term of the Employee’s employment by the Company under this Agreement shall be for a period of one (1) year commencing on the date hereof; provided that such term of employment shall continue thereafter on an annual basis unless and until terminated by the Company upon no less than one hundred twenty (120) days’ written notice to the Employee of the desire to terminate such employment.  The term of the Employee’s employment hereunder, including any continuation of the original term, is hereinafter referred to as the “Employment Period.”

3.

Position and Duties.   During the Employment Period, the Employee shall serve as Chief Operating Officer and Vice President of Sales and Marketing, with such assignments, powers and duties as are assigned or delegated to him by the President /Chief Executive Officer of Tanisys, Inc., or his authorized representative.  Such assignments, powers and duties may, from time to time, be modified by the Company, as the Company’s needs may require.  The Employee agrees to devote all of his business time, skill, attention and best efforts to the business of the Company and its Affiliates in the advancement of the best interests of the Company.  During the Employment Period, the Employee agrees to abide by all Company policies that may be in effect from time to time.

4.

Compensation.

A.

Salary.  For all services rendered by the Employee to the Company during the Employment Period, the Company shall pay the Employee a salary at an annualized rate of sixty thousand ($60,000) increasing to a salary at an annualized rate of one hundred and twenty-seven thousand ($127,000) annually effective July 1, 2002.  The compensation is to be payable, subject to such withholdings as are required by law, in installments in accordance with the Company’s customary payroll practices. In addition to the above, the Employee is entitled to sales commission as shown on the attached Exhibit A.

B.

 Transaction Bonus If during the Employment Period, should the Company undergo a Change of Control (as defined hereinafter) within three (3) years of the date of execution of this Agreement (as long as the employee is employed by Company)the Employee shall be entitled to consideration as shown on attached Exhibit B.  As used herein, “Change of Control” means a Board of Director approved and completed transaction or series of transactions (including any cash tender or securities exchange offer, merger, sale of assets or other business combination) as a result of which any person (other than the Company, an Affiliate of the Company or any employee benefit plan of the Company) shall become the beneficial owner of more than 40% of the aggregate combined voting power of all voting securities of the Company then outstanding.

Company agrees to pay the equivalent of one (1) year’s salary ($127,000) plus one year’s commissions and benefits, in lump sum, in the event of involuntary termination of the Employee or a “change of control”.  Payment to be made to Employee within 7 days of such involuntary termination.  Such severance payment would be in addition to the above noted Transaction Bonus.

The commission component of the severance payment, will be calculated based on the Employee’s actual commissions earned over the prior twelve (12) months.  An illustration is defined in the Exhibit “A”.  (2) Employee will also be paid any earned commission that has yet to be paid.  Earned commission is defined as orders shipped but no commission yet paid to Employee plus purchase orders booked (backlog of booked business) that have not shipped prior to the date of termination.  Should orders booked be cancelled by ordering party after employee resigns, then those commissions will not be paid. (3) continuation of the Employee’s health insurance, at no cost to the employee, for this same period.

A Board of Directors approved liquidation of the Company does   not constitute a Change in Control.

5.

Office Facilities.  During the Employment Period, the Company will furnish the Employee, without charge, suitable office facilities for the purpose of performing his duties hereunder, which facilities shall include secretarial, telephone, clerical and support personnel and services and shall be similar to those furnished to employees of the Company having comparable positions.

6.

Fringe Benefits; Vacations.  During the Employment Period, the Employee shall be entitled to participate in or receive benefits under such pension, medical and life insurance and other employee benefit plans of the Company which may be in effect from time to time, to the extent he is eligible under the terms of those plans, on the same basis as other employees of the Company having comparable positions.  The Employee shall be entitled to four (4) weeks vacations with pay in accordance with the policies of the Company that may be in effect from time to time.

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

8.

Termination.

A.

If the Employee dies or becomes disabled during the Employment Period, the Employee’s salary and commissions and other rights under this Agreement or as an employee of the Company shall terminate at the conclusion of the current term employment period.  The Employee’s estate will be paid in lump sum, within 90 days of the death or disabling of the employee, the equivalent of one year’s salary, commissions and benefits.  Any equity position in the Company held by the Employee, will be transferred to the Employee’s estate.  For purposes of this Agreement, the Employee shall be deemed to be “disabled” if, at any time during the Employment Period, the Employee shall have been unable to perform the essential duties of his employment hereunder, with or without accommodation, due to physical or mental incapacity for a period of ninety (90) days or any ninety (90) days in a period of two hundred seventy (270) days.

B.

An “involuntary termination” for the purposes of this agreement would include (a) termination by the Company of the Employee’s employment other than for Cause, (b) the Employee’s relocation to a facility or location more than sixty (60) miles from the Employee’s present work facility or location, or (c) Company’s material alteration of the Employee’s job responsibilities, in each of these cases, without the Employee’s consent.

C.

If the Employee commits any act of malfeasance, or gross negligence, the Employment Period and the Employee’s salary, other compensation and other rights under this Agreement as an employee of the Company shall terminate immediately upon written notice from the Company to the Employee, but such termination shall not affect the liability of the Employee by reason of his misconduct, malfeasance, gross negligence or disloyalty.

D.

In the event of a Board of Director approved liquidation of the Company, Employee is entitled to no severance payment.

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

10.

Covenant Not to Compete.  To enforce the Non-disclosure Provision contained in Section 9 above, the Employee covenants and agrees that if he resigns, during the Employment Period he will not, directly or indirectly, except upon the written consent of the Company, own any interest in, render services or advice to or be engaged in any segment of a business of a company, partnership or firm (“Business Segment”) that is similar to or in competition with any significant business of the Company or its Affiliates which has been, is then or will in the future be marketed through the Company or any of its Affiliates in the geographic areas where the Company or any of its Affiliates had or solicited customers during the Employment Period, including but not limited to the following Business Segments:

(i)

Manufacturing, development or marketing of semiconductor memory testing or testing-related equipment or any other market that the Company is in.

The Employee agrees that from the date of his resignation to the conclusion of the current Employment Period the Employee will not, directly or indirectly, solicit or accept business from. Or otherwise attempt to do business with, any customers of the Company (the “Non solicitation Provision”). This Non solicitation Provision shall be limited to the same specific geographic area noted above.

The Employee represents that his experience and capabilities are such that the restrictions contained herein will not prevent the Employee from obtaining employment, or otherwise earning a living, at the same general economic benefit as reasonably required by his and that he has, prior to the execution of this Agreement, carefully reviewed this Agreement.

There will be no Covenant Not to Compete if the Employee is terminated by the Company.  Section 9 and its provisions would be null and void.

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

21.

Notice.  All notices which are required or which may be given under this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person or three (3) days after being mailed by registered or certified first-class mail, postage prepaid, return receipt requested, if to the Employee at 410 Logan Ranch Road, Georgetown, Texas 78628, or if to the Company, at the address listed above, or to such other address as either party shall have specified by written notice to the other party.

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

TANISYS TECHNOLOGY, INC.

By:  /s/ C. Lee Cooke, Jr.

By:  /s/ John R. Bennett

      C. Lee Cooke, Jr.

       John R. Bennett

      President & CEO

Exhibit 10.45

Silicon Valley Bank

3003 Tasman Drive

Santa Clara, Ca. 95054

(408) 654-1000 - Fax (408) 980-6410

ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

This Accounts Receivable Purchase Agreement (the “Agreement”) is made on this 22nd day of March, 2002, by and between Silicon Valley Bank (“Buyer”) having a place of business at the address specified above and Tanisys Technology, Inc., a Wyoming corporation, (“Seller”) having its principal place of business and chief executive office at 12201 Technology Boulevard, Austin, TX 78727.

1.  Definitions.  When used herein, the following terms shall have the following meanings.

“Account Balance” shall mean, on any given day, the gross amount of all Purchased Receivables unpaid on that day.

“Account Debtor” shall have the meaning set forth in the California Uniform Commercial Code and shall include any person liable on any Purchased Receivable, including without limitation, any guarantor of the Purchased Receivable and any issuer of a letter of credit or banker’s acceptance.

“Adjustments” shall mean all discounts, allowances, returns, disputes, counterclaims, offsets, defenses, rights of recoupment, rights of return, warranty claims, or short payments, asserted by or on behalf of any Account Debtor with respect to any Purchased Receivable.

“Administrative Fee” shall have the meaning as set forth in Section 3.3 hereof.

“Advance” shall have the meaning set forth in Section 2.2 hereof.

“Collateral” shall have the meaning set forth in Section 8 hereof.

“Collections” shall mean all good funds received by Buyer from or on behalf of an Account Debtor with respect to Purchased Receivables.

“Compliance Certificate” shall mean a certificate, in a form provided by Buyer to Seller, which contains the certification of the chief financial officer of Seller that, among other things, the representations and warranties set forth in this Agreement are true and correct as of the date such certificate is delivered.

“Event of Default” shall have the meaning set forth in Section 9 hereof.

 “Finance Charges” shall have the meaning set forth in Section 3.2 hereof.

“Invoice Transmittal” shall mean a writing signed by an authorized representative of Seller which accurately identifies the receivables which Buyer, at its election, may purchase, and includes for each such receivable the correct amount owed by the Account Debtor, the name and address of the Account Debtor, the invoice number, the invoice date and the account code.

“Lockbox” shall have the meaning set forth in Section 6.1(K) hereof.

“Obligations” shall mean all advances, financial accommodations, liabilities, obligations, covenants and duties owing, arising, due or payable by Seller to Buyer of any kind or nature, present or future, arising under or in connection with this Agreement or under any other document, instrument or agreement, whether or not evidenced by any note, guarantee or other instrument, whether arising on account or by overdraft, whether direct or indirect (including those acquired by assignment) absolute or contingent, primary or secondary, due or to become due, now owing or hereafter arising, and however acquired; including, without limitation, all Advances, Finance Charges, Administrative Fees, interest, Repurchase Amounts, fees, expenses,  professional fees and  attorneys’ fees and any other sums chargeable to Seller hereunder or otherwise.

“Purchased Receivables” shall mean all those accounts, receivables, chattel paper, instruments, contract rights, documents, general intangibles, letters of credit, drafts, bankers acceptances, and rights to payment, and all proceeds thereof (all of the foregoing being referred to as “receivables”), arising out of the invoices and other agreements identified on or delivered with any Invoice Transmittal delivered by Seller to Buyer which Buyer elects to purchase and for which Buyer makes an Advance.

“Refund” shall have the meaning set forth in Section 3.5 hereof.

“Reserve” shall have the meaning set forth in Section 2.4 hereof.

“Repurchase Amount” shall have the meaning set forth in Section 4.2 hereof.

“Reconciliation Date” shall mean the last calendar day of each Reconciliation Period.

“Reconciliation Period” shall mean each calendar month of every year.

2.  Purchase and Sale of Receivables.

     2.1.  Offer to Sell Receivables.  During the term hereof, and provided that there does not then exist any Event of Default or any event that with notice, lapse of time or otherwise would constitute an Event of Default, Seller may request that Buyer purchase receivables and Buyer may, in its sole discretion, elect to purchase receivables.  Seller shall deliver to Buyer an Invoice Transmittal with respect to any receivable for which a request for purchase is made.  An authorized representative of Seller shall sign each Invoice Transmittal delivered to Buyer.  Buyer shall be entitled to rely on all the information provided by Seller to Buyer on or with the Invoice Transmittal and to rely on the signature on any Invoice Transmittal as an authorized signature of Seller.

     2.2.  Acceptance of Receivables.  Buyer shall have no obligation to purchase any receivable listed on an Invoice Transmittal.  Buyer may exercise its sole discretion in approving the credit of each Account Debtor before buying any receivable.  Upon acceptance by Buyer of all or any of the receivables described on any Invoice Transmittal, Buyer shall pay to Seller 80 (%) percent (or 70(%) percent for which the Account Debtor does not have its principal place of business in the United States) of the face amount of each receivable Buyer desires to purchase, net of deferred revenue and offsets related to each specific Account Debtor.  Such payment shall be the “Advance” with respect to such receivable.  Buyer may, from time to time, in its sole discretion, change the percentage of the Advance.  Upon Buyer’s acceptance of the receivable and payment to Seller of the Advance, the receivable shall become a “Purchased Receivable.”  It shall be a condition to each Advance that  (i) all of the representations and warranties set forth in Section 6 of this Agreement be true and correct on and as of the date of the related Invoice Transmittal and on and as of the date of such Advance as though made at and as of each such date, and  (ii) no Event of Default or any event or condition that with notice, lapse of time or otherwise would constitute an Event of Default shall have occurred and be continuing, or would result from such Advance.   Notwithstanding the foregoing, in no event shall the aggregate amount of all Purchased Receivables outstanding at any time exceed Two Million Five Hundred Thousand Dollars ($2,500,000).

      2.3.  Effectiveness of Sale to Buyer.  Effective upon Buyer’s payment of an Advance, and for and in consideration therefor and in consideration of the covenants of this Agreement, Seller hereby absolutely sells, transfers and assigns to Buyer, all of Seller’s right, title and interest in and to each Purchased Receivable and all monies due or which may become due on or with respect to such Purchased Receivable.  Buyer shall be the absolute owner of each Purchased Receivable.  Buyer shall have, with respect to any goods related to the Purchased Receivable, all the rights and remedies of an unpaid seller under the California Uniform Commercial Code and other applicable law, including the rights of replevin, claim and delivery, reclamation and stoppage in transit.

     2.4.  Establishment of a Reserve.  Upon the purchase by Buyer of each Purchased Receivable, Buyer shall establish a reserve.  The reserve shall be the amount by which the face amount of the Purchased Receivable exceeds the Advance on that Purchased Receivable (the “Reserve”); provided, the Reserve with respect to all Purchased Receivables outstanding at any one time shall be an amount not less than 20 (%) percent (or 30(%) percent for which the Account Debtor does not have its principal place of business in the United States) of the Account Balance at that time and may be set at a higher percentage at Buyer’s sole discretion.  The reserve shall be a book balance maintained on the records of Buyer and shall not be a segregated fund.

2.5

Initial Advance. The initial Advance shall first be applied toward the payoff of the outstanding Obligations owed by Seller to Buyer under that certain Accounts Receivable Financing Agreement, dated May 30, 2001, by and between Buyer and Seller.

3.  Collections, Charges and Remittances.

     3.1.  Collections. Upon receipt by Buyer of Collections, Buyer shall promptly credit such Collections to Seller’s Account Balance on a daily basis; provided, that if Seller is in default under this Agreement, Buyer shall apply all Collections to Seller’s Obligations hereunder in such order and manner as Buyer may determine.  If an item of collection is not honored or Buyer does not receive good funds for any reason, the amount shall be included in the Account Balance as if the Collections had not been received and Finance Charges under Section 3.2 shall accrue thereon.

     3.2.  Finance Charges.  On each Reconciliation Date Seller shall pay to Buyer a finance charge in an amount equal to 1.50 (%) percent per month of the average daily Account Balance outstanding during the applicable Reconciliation Period (the “Finance Charges”). In computing Finance Charges, all Collections received by Buyer shall be deemed applied by Buyer to Seller’s Account Balance 3 business days after receipt of the Collections.  Buyer shall deduct the accrued Finance Charges from the Reserve as set forth in Section 3.5 below.

     3.3.  Administrative Fee.  On each Reconciliation Date Seller shall pay to Buyer an Administrative Fee equal to 0.50 (%) percent of the face amount of each Purchased Receivable first purchased during that Reconciliation Period (the “Administrative Fee”).  Buyer shall deduct the Administrative Fee from the Reserve as set forth in Section 3.5 below.

     3.4.  Accounting.  Buyer shall prepare and send to Seller after the close of business for each Reconciliation Period, an accounting of the transactions for that Reconciliation Period, including the amount of all Purchased Receivables, all Collections, Adjustments, Finance Charges, and the Administrative Fee.  The accounting shall be deemed correct and conclusive unless Seller makes written objection to Buyer within thirty (30) days after the Buyer mails the accounting to Seller.

     3.5.  Refund to Seller.  Provided that there does not then exist an Event of Default or any event or condition that with notice, lapse of time or otherwise would constitute an Event of Default, Buyer shall refund to Seller by check after the Reconciliation Date, the amount, if any, which Buyer owes to Seller at the end of the Reconciliation Period according to the accounting prepared by Buyer for that Reconciliation Period (the “Refund”).  The Refund shall be an amount equal to:

(A) (1) The Reserve as of the beginning of that Reconciliation Period, plus

      (2) the Reserve created for each Purchased Receivable purchased during that Reconciliation Period,

      minus

(B) The total for that Reconciliation Period of:

       (1) the Administrative Fee;

       (2) Finance Charges;

       (3) Adjustments;

(1)

Repurchase Amounts, to the extent Buyer has agreed to accept payment thereof by deduction from the

Refund;

(2)

the Reserve for the Account Balance as of the first day of the following Reconciliation Period in the minimum percentage set forth in Section 2.4 hereof; and

(6) all amounts due, including professional fees and expenses, as set forth in Section 12 for which oral or              written demand has been made by Buyer to Seller during that Reconciliation Period to the extent Buyer has agreed to accept payment thereof by deduction from the Refund.

In the event the formula set forth in this Section 3.5 results in an amount due to Buyer from Seller, Seller shall make such payment in the same manner as set forth in Section 4.3 hereof for repurchases.  If the formula set forth in this Section 3.5 results in an amount due to Seller from Buyer, Buyer shall make such payment by check, subject to Buyer’s rights under Section 4.3 and Buyer’s rights of offset and recoupment.

4.  Recourse and Repurchase Obligations.

     4.1.  Recourse.  Buyer’s acquisition of Purchased Receivables from Seller shall be with full recourse against Seller.  In the event the Obligations exceed the amount of Purchased Receivables and Collateral, Seller shall be liable for any deficiency.

     4.2.  Seller’s Agreement to Repurchase.  If Buyers demands, Seller will repurchase any Purchased Receivable from Buyer for the full face amount or any unpaid portion.  Buyer may require Seller to repurchase a Purchased Receivable if:

(A) which remains unpaid ninety (90) calendar days after the invoice date; or

(B) which is owed by any Account Debtor who has filed, or has had filed against it, any bankruptcy case, assignment for the benefit of creditors, receivership, or insolvency proceeding or who has become insolvent (as defined in the United States Bankruptcy Code) or who is generally not paying its debts as such debts become due; or

(C) with respect to which there has been any breach of warranty or representation set forth in Section 6 hereof or any breach of any covenant contained in this Agreement; or

(D) with respect to which the Account Debtor asserts any discount, allowance, return, dispute, counterclaim, offset, defense, right of recoupment, right of return, warranty claim, or short payment;

together with all reasonable attorneys’ and professional fees and expenses and all court costs incurred by Buyer in collecting such Purchased Receivable and/or enforcing its rights under, or collecting amounts owed by Seller in connection with, this Agreement (collectively, the “Repurchase Amount”).

     4.3.  Seller’s Payment of the Repurchase Amount or Other Amounts Due Buyer.  When any Repurchase Amount or other amount owing to Buyer becomes due, Buyer shall inform Seller of the manner of payment which may be any one or more of the following in Buyer’s sole discretion:  (a) in cash immediately upon demand therefor; (b) by delivery of substitute invoices and an Invoice Transmittal acceptable to Buyer which shall thereupon become Purchased Receivables; (c) by adjustment to the Reserve pursuant to Section 3.5 hereof; (d) by deduction from or offset against the Refund that would otherwise be due and payable to Seller;  (e) by deduction from or offset against  the amount that otherwise would be forwarded to Seller in respect of any further Advances that may be made by Buyer; or (f)  by any combination of the foregoing as Buyer may from time to time choose.

     4.4.  Seller’s Agreement to Repurchase All Purchased Receivables.  Upon and after the occurrence of an Event of Default, Seller shall, upon Buyer’s demand (or, in the case of an Event of Default under Section 9(B), immediately without notice or demand from Buyer) repurchase all the Purchased Receivables then outstanding, or such portion thereof as Buyer may demand.  Such demand may, at Buyer’s option, include and Seller shall pay to Buyer immediately upon demand, cash in an amount equal to the Advance with respect to each Purchased Receivable then outstanding together with all accrued Finance Charges, Adjustments, Administrative Fees, attorney’s and professional fees, court costs and expenses as provided for herein, and any other Obligations.  Upon receipt of payment in full of the Obligations, Buyer shall immediately instruct Account Debtors to pay Seller directly, and return to Seller any Refund due to Seller.  For the purpose of calculating any Refund due under this Section only, the Reconciliation Date shall be deemed to be the date Buyer receives payment in good funds of all the Obligations as provided in this Section 4.4.

5.  Power of Attorney.  Seller does hereby irrevocably appoint Buyer and its successors and assigns as Seller’s true and lawful attorney in fact, and hereby authorizes Buyer, regardless of whether there has been an Event of Default, (a) to sell, assign, transfer, pledge, compromise, or discharge the whole or any part of the Purchased Receivables; (b) to demand, collect, receive, sue, and give releases to any Account Debtor for the monies due or which may become due upon or with respect to the Purchased Receivables and to compromise, prosecute, or defend any action, claim, case or proceeding relating to the Purchased Receivables, including the filing of a claim or the voting of such claims in any bankruptcy case, all in Buyer’s name or Seller’s name, as Buyer may choose; (c)  to prepare, file and sign Seller’s name on any notice, claim, assignment, demand, draft, or notice of or satisfaction of lien or mechanics’ lien or similar document with respect to Purchased Receivables; (d)  to notify all Account Debtors with respect to the Purchased Receivables to pay Buyer directly; (e)  to receive, open, and dispose of all mail addressed to Seller for the purpose of collecting the Purchased Receivables; (f)  to endorse Seller’s name on any checks or other forms of payment on the Purchased Receivables;  (g) to execute on behalf of Seller any and all instruments, documents, financing statements and the like to perfect Buyer’s interests in the Purchased Receivables and Collateral; and (h)  to do all acts and things necessary or expedient, in furtherance of any such purposes.  If Buyer receives a check or item which is payment for both a Purchased Receivable and another receivable, the funds shall first be applied to the Purchased Receivable and, so long as there does not exist an Event of Default or an event that with notice, lapse of time or otherwise would constitute an Event of Default, the excess shall be remitted to Seller.  Upon the occurrence and continuation of an Event of Default, all of the power of attorney rights granted by Seller to Buyer hereunder shall be applicable with respect to all Purchased Receivables and all Collateral.

6.  Representations, Warranties and Covenants.

     6.1.  Receivables’ Warranties, Representations and Covenants.  To induce Buyer to buy receivables and to render its services to Seller, and with full knowledge that the truth and accuracy of the following are being relied upon by the Buyer in determining whether to accept receivables as Purchased Receivables, Seller represents, warrants, covenants and agrees, with respect to each Invoice Transmittal delivered to Buyer and each receivable described therein, that:

(A) Seller is the absolute owner of each receivable set forth in the Invoice Transmittal and has full legal right to sell, transfer and assign such receivables;

(B) The correct amount of each receivable is as set forth in the Invoice Transmittal and is not in dispute;

(C) The payment of each receivable is not contingent upon the fulfillment of any obligation or contract, past or future and any and all obligations required of the Seller have been fulfilled as of the date of the

Invoice Transmittal;

(D) Each receivable set forth on the Invoice Transmittal is based on an actual sale and delivery of goods and/or services actually rendered, is presently due and owing to Seller, is not past due or in default, has not been previously sold, assigned, transferred, or pledged, and is free of any and all liens, security interests and encumbrances other than liens, security interests or encumbrances in favor of Buyer or any other division or affiliate of Silicon Valley Bank;

(E) There are no defenses, offsets, or counterclaims against any of the receivables, and no agreement has been made under which the Account Debtor may claim any deduction or discount, except as otherwise stated in the Invoice Transmittal;

(F) Each Purchased Receivable shall be the property of the Buyer and shall be collected by Buyer, but if for any reason it should be paid to Seller, Seller shall promptly notify Buyer of such payment, shall hold any checks, drafts, or monies so received in trust for the benefit of Buyer, and shall promptly transfer and deliver the same to the Buyer;

(G) Buyer shall have the right of endorsement, and also the right to require endorsement by Seller, on all payments received in connection with each Purchased Receivable and any proceeds of Collateral;

(H) Seller, and to Seller’s best knowledge, each Account Debtor set forth in the Invoice Transmittal, are and shall remain solvent as that term is defined in the United States Bankruptcy Code and the California Uniform Commercial Code, and no such Account Debtor has filed or had filed against it a voluntary or involuntary petition for relief under the United States Bankruptcy Code;

(I) Each Account Debtor named on the Invoice Transmittal will not object to the payment for, or the quality or the quantity of the subject matter of, the receivable and is liable for the amount set forth on the Invoice Transmittal;

(J) Each Account Debtor shall promptly be notified, after acceptance by Buyer, that the Purchased Receivable has been transferred to and is payable to Buyer, and Seller shall not take or permit any action to countermand such notification;

(K) Seller shall continue to notify and direct all of its Account Debtor’s to make all payment’s to a lockbox account established with the Buyer ("Lockbox") or to wire transfer payments to a cash collateral account that Buyer controls; and

(L) All receivables forwarded to and accepted by Buyer after the date hereof, and thereby becoming Purchased Receivables, shall comply with each and every one of the foregoing representations, warranties, covenants and agreements referred to above in this Section 6.1.

     6.2.  Additional Warranties, Representations and Covenants.  In addition to the foregoing warranties, representations and covenants, to induce Buyer to buy receivables and to render its services to Seller, Seller hereby represents, warrants, covenants and agrees that:

(A) Seller will not assign, transfer, sell, or grant, or permit any lien or security interest in any Purchased Receivables or Collateral to or in favor of any other party, without Buyer’s prior written consent;

(B) The Seller’s name, form of organization, chief executive office, and the place where the records concerning all Purchased Receivables and Collateral are kept is set forth at the beginning of this Agreement, Collateral is located only at the location set forth in the beginning of this Agreement, or, if located at any additional location, as set forth on a schedule attached to this Agreement, and Seller will give Buyer at least thirty (30) days prior written notice  if such name, organization,  chief executive office or  other locations of Collateral  or records concerning Purchased Receivables or Collateral is changed or  added and shall execute any  documents necessary to perfect Buyer’s interest in the Purchased Receivables and the Collateral;

(C) Seller shall  (i) pay all of its normal gross payroll for employees, and all federal and state taxes, as and when due, including without limitation all payroll and withholding taxes and state sales taxes;  (ii) deliver at any time and from time to time at Buyer’s request, evidence satisfactory to Buyer that all such amounts have been paid to the proper taxing authorities; and (iii) if requested by Buyer, pay its payroll and related taxes through a bank or an independent payroll service acceptable to Buyer.

(D) Seller has not, as of the time Seller delivers to Buyer an Invoice Transmittal, or as of the time Seller accepts any Advance from Buyer, filed a voluntary petition for relief under the United States Bankruptcy Code or had filed against it an involuntary petition for relief;

(E) If Seller owns, holds or has any interest in, any copyrights (whether registered, or unregistered), patents or trademarks, and licenses of any of the foregoing, such interest has been disclosed to Buyer and is specifically listed and identified on a schedule to this Agreement, and Seller shall immediately notify Buyer if Seller hereafter obtains any interest in any additional copyrights, patents, trademarks or licenses that are significant in value or are material to the conduct of its business;

(F) Seller shall provide Buyer with a Compliance Certificate  (i) on a quarterly basis to be received by Buyer no later than the fifth calendar day following each calendar quarter, and; (ii) on a more frequent or other basis if and as requested by Buyer;

(G) Seller shall provide Buyer, as soon as available, but no later than 30 days following each Reconciliation Period, a deferred revenue report (only when Advances are outstanding), an aged listing of accounts receivable and accounts payable, a company prepared balance sheet and income statement, prepared under GAAP, consistently applied, covering Seller’s operations during the period;

(H) On request by Buyer, Seller will promptly furnish any information Buyer may reasonably request to determine financial condition of Seller, including, but not limited to all of Seller’s Obligations, and the condition of any of Seller’s receivables which may include but are not limited to Purchased Receivables; and

(I) Seller will maintain its primary banking relationship with Buyer, which relationship shall include Seller maintaining account balances in any accounts at or through Buyer representing at least 85% of all account balances of Seller at any financial institution.

7.  Adjustments.  In the event of a breach of any of the representations, warranties, or covenants set forth in Section 6.1, or in the event any Adjustment or dispute is asserted by any Account Debtor, Seller shall promptly advise Buyer and shall, subject to the Buyer’s approval, resolve such disputes and advise Buyer of any adjustments.  Unless the disputed Purchased Receivable is repurchased by Seller and the full Repurchase Amount is paid, Buyer shall remain the absolute owner of any Purchased Receivable which is subject to Adjustment or repurchase under Section 4.2 hereof, and any rejected, returned, or recovered personal property, with the right to take possession thereof at any time.  If such possession is not taken by Buyer, Seller is to resell it for Buyer’s account at Seller’s expense with the proceeds made payable to Buyer.  While Seller retains possession of said returned goods, Seller shall segregate said goods and mark them “property of Silicon Valley Bank.”

8.  Security Interest.  To secure the prompt payment and performance to Buyer of all of the Obligations, Seller hereby grants to Buyer a continuing lien upon and security interest in all of Seller’s now existing or hereafter arising rights and interest in the following, whether now owned or existing or hereafter created, acquired, or arising, and wherever located (collectively, the “Collateral”):

(A) All accounts, receivables, contract rights, chattel paper, instruments, documents, investment property, letters of credit, bankers acceptances, drafts, checks, cash, securities, and general intangibles (including, without limitation, all claims, causes of action, deposit accounts, guaranties, rights in and claims under insurance policies (including rights to premium refunds), rights to tax refunds, copyrights, patents, trademarks, rights in and under license agreements, and all other intellectual property);

(B) All inventory, including Seller’s rights to any returned or rejected goods, with respect to which Buyer shall have all the rights of any unpaid seller, including the rights of replevin, claim and delivery, reclamation, and stoppage in transit;

(C) All monies, refunds and other amounts due Seller, including, without limitation, amounts due Seller under this Agreement (including Seller’s right of offset and recoupment);

(D) All equipment, machinery, furniture, furnishings, fixtures, tools, supplies and motor vehicles;

(E) All farm products, crops, timber, minerals and the like (including oil and gas);

(F) All accessions to, substitutions for, and replacements of, all of the foregoing;

(G) All books and records pertaining to all of the foregoing; and

(H) All proceeds of the foregoing, whether due to voluntary or involuntary disposition, including insurance proceeds.

Seller is not authorized to sell, assign, transfer or otherwise convey any Collateral without Buyer’s prior written consent, except for the sale of finished inventory in the Seller’s usual course of business.  Seller agrees to sign UCC financing statements, in a form acceptable to Buyer, and any other instruments and documents requested by Buyer to evidence, perfect, or protect the interests of Buyer in the Collateral.  Seller agrees to deliver to Buyer the originals of all instruments, chattel paper and documents evidencing or related to Purchased Receivables and Collateral.

9.  Default.  The occurrence of any one or more of the following shall constitute an Event of Default hereunder.

(A) Seller fails to pay any amount owed to Buyer as and when due;

(B) There shall be commenced by or against Seller any voluntary or involuntary case under the United States Bankruptcy Code, or any assignment for the benefit of creditors, or appointment of a receiver or custodian for any of its assets;

(C) Seller shall become insolvent in that its debts are greater than the fair value of its assets, or Seller is generally not paying its debts as they become due or is left with unreasonably small capital;

(D) Any involuntary lien, garnishment, attachment or the like is issued against or attaches to the Purchased Receivables or any Collateral;

(E) Seller shall breach any covenant, agreement, warranty, or representation shall constitute an immediate default hereunder;

(F) Seller is not in compliance with, or otherwise is in default under, any term of any document, instrument or agreement evidencing a debt, obligation or liability of any kind or character of Seller, now or hereafter existing, in favor of Buyer or any division or affiliate of Silicon Valley Bank, regardless of whether such debt, obligation or liability is direct or indirect, primary or secondary, joint, several or joint and several, or fixed or contingent, together with any and all renewals and extensions of such debts, obligations and liabilities, or any part thereof;

(G) An event of default shall occur under any guaranty executed by any guarantor of the Obligations of Seller to Buyer under this Agreement, or any material provision of any such guaranty shall for any reason cease to be valid or enforceable or any such guaranty shall be repudiated or terminated, including by operation of law;

(H) A default or event of default shall occur under any agreement between Seller and any creditor of Seller that has entered into a subordination agreement with Buyer; or

(I) Any creditor that has entered into a subordination agreement with Buyer shall breach any of the terms of or not comply with such subordination agreement.

(J) (i) There is a material adverse change in the business, operations, or condition (financial or otherwise) of the Seller, or (ii) there is a material impairment of the prospect of repayment of any portion of the Obligations or (iii) there is a material impairment of the value or priority of Buyer's security interests in the Collateral.

10.

Remedies Upon Default.  Upon the occurrence of an Event of Default, (1) without implying any obligation to buy receivables, Buyer may cease buying receivables or extending any financial accommodations to Seller;  (2) all or a portion of the Obligations shall be, at the option of and upon demand by Buyer, or with respect to an Event of Default described in Section 9(B), automatically and without notice or demand, due and payable in full; and (3) Buyer shall have and may exercise all the rights and remedies under this Agreement and under applicable law, including the rights and remedies of a secured party under the California Uniform Commercial Code, all the power of attorney rights described in Section 5 with respect to all Collateral, and the right to collect, dispose of, sell, lease, use, and realize upon all Purchased Receivables and all Collateral in any commercial reasonable manner.  Seller and Buyer agree that any notice of sale required to be given to Seller shall be deemed to be reasonable if given five (5) days prior to the date on or after which the sale may be held.  In the event that the Obligations are accelerated hereunder, Seller shall repurchase all of the Purchased Receivables as set forth in Section 4.4.

11.

Accrual of Interest.  If any amount owed by Seller hereunder is not paid when due, including, without limitation, amounts due under Section 3.5, Repurchase Amounts, amounts due under Section 12, and any other Obligations, such amounts shall bear interest at a per annum rate equal to the per annum rate of the Finance Charges until the earlier of (i) payment in good funds or (ii) entry of a final judgment thereof, at which time the principal amount of any money judgment remaining unsatisfied shall accrue interest at the highest rate allowed by applicable law.

12.

 FEES, COSTS AND EXPENSES; INDEMNIFICATION.  THE SELLER WILL PAY TO BUYER IMMEDIATELY ON DEMAND ALL FEES, COSTS AND EXPENSES  (INCLUDING  FEES  OF ATTORNEYS AND PROFESSIONALS AND THEIR COSTS AND EXPENSES )  THAT BUYER INCURS OR  MAY IMPOSE  IN CONNECTION WITH ANY OF THE FOLLOWING:  (a) PREPARING, NEGOTIATING , ADMINISTERING, AND ENFORCING THIS AGREEMENT  OR ANY OTHER AGREEMENT EXECUTED IN CONNECTION WITH THIS AGREEMENT,  INCLUDING ANY AMENDMENTS,  WAIVERS OR CONSENTS,  (b) ANY LITIGATION OR DISPUTE (WHETHER INSTITUTED BY BUYER, SELLER OR ANY OTHER PERSON) ABOUT THE PURCHASED RECEIVABLES, THE COLLATERAL, THIS AGREEMENT OR ANY OTHER AGREEMENT EXECUTED IN CONNECTION WITH THIS AGREEMENT, (c) ENFORCING ANY RIGHTS AGAINST SELLER OR ANY GUARANTOR, OR ANY ACCOUNT DEBTOR, (d) PROTECTING OR ENFORCING ITS INTEREST IN THE PURCHASED RECEIVABLES OR THE COLLATERAL, (e) COLLECTING THE PURCHASED RECEIVABLES AND THE  OBLIGATIONS, AND  (f) THE REPRESENTATION OF BUYER IN CONNECTION WITH ANY BANKRUPTCY CASE OR INSOLVENCY PROCEEDING INVOLVING SELLER, ANY PURCHASED RECEIVABLE, THE COLLATERAL, ANY ACCOUNT DEBTOR, OR ANY GUARANTOR.  SELLER SHALL INDEMNIFY AND HOLD BUYER HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS, ACTIONS, DAMAGES, COSTS, EXPENSES, AND LIABILITIES OF ANY NATURE WHATSOEVER ARISING IN CONNECTION WITH ANY OF THE FOREGOING.

1.

Jury Trial Waiver.  SELLER AND BUYER EACH HEREBY (a) WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL ON ANY CLAIM OR ACTION ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT, ANY RELATED AGREEMENTS, OR ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY; (b) RECOGNIZE AND AGREE THAT THE FOREGOING WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR IT TO ENTER INTO THIS AGREEMENT; AND (c) REPRESENT AND WARRANT THAT IT HAS REVIEWED THIS WAIVER, HAS DETERMINED FOR ITSELF THE NECESSITY TO REVIEW THE SAME WITH ITS LEGAL COUNSEL, AND KNOWINGLY AND VOLUNTARILY WAIVES ALL RIGHTS TO A JURY TRIAL.

14.

Severability, Waiver, and Choice of Law.  In the event that any provision of this Agreement is deemed invalid by reason of law, this Agreement will be construed as not containing such provision and the remainder of the Agreement shall remain in full force and effect.  Buyer retains all of its rights, even if it makes an Advance after an Event of Default.  If Buyer waives an Event of Default, it may enforce a later default.  Any consent or waiver under, or amendment of, this Agreement must be in writing.   Nothing contained herein, or any action taken or not taken by Buyer at any time, shall be construed at any time to be indicative of any obligation or willingness on the part of Buyer to amend this Agreement or to grant to Seller any waivers or consents.  This Agreement has been transmitted by Seller to Buyer at Buyer’s office in the State of California and has been executed and accepted by Buyer in the State of California.

THIS AGREEMENT IS GOVERNED BY AND INTERPRETED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF CALIFORNIA.

Notwithstanding the choice of law Buyer and Seller agree that if this Agreement is ever deemed to be subject to Texas law, the transaction governed by this Agreement is an “account purchase transaction” as defined in Article 5069-1.14 of Vernon’s Annotated Texas Statutes and the discount provided in Section 2.2 and all fees and charges under the terms of this Agreement are not and shall not be deemed to be compensation contracted for, charged or received by Buyer for the use, forbearance or detention of money.  Additionally, if this Agreement is ever deemed subject to Texas law, then Section 13 entitled Jury Trial Waiver shall not apply and the following Arbitration provision shall govern.

 ARBITRATION.  AT THE REQUEST AT ANY TIME OF EITHER PARTY, ANY CONTROVERSIES CONCERNING THIS AGREEMENT WILL BE SETTLED BY ARBITRATION IN ACCORDANCE WITH THE UNITED STATES ARBITRATION ACT, AND UNDER THE COMMERCIAL ARBITRATION RULES AND ADMINISTRATION OF THE AMERICAN ARBITRATION ASSOCIATION.  THE UNITED STATES ARBITRATION ACT WILL SUPPLEMENT CALIFORNIA LAW, AS APPROPRIATE, EVEN THOUGH THIS AGREEMENT PROVIDES THAT IT IS OTHERWISE GOVERNED BY CALIFORNIA LAW.

15.

Notices.  All notices shall be given to Buyer and Seller at the addresses or faxes set forth on the first page of this Agreement and shall be deemed to have been delivered and received: (a) if mailed, three (3) calendar days after deposited in the United States mail, first class, postage pre-paid, (b) one (1) calendar day after deposit with an overnight mail or messenger service; or (c) on the same date of confirmed transmission if sent by hand delivery, telecopy, telefax or telex.

16.

Term and Termination.  The term of this Agreement shall be for one (1) year from the date hereof, and from year to year thereafter unless terminated in writing by Buyer or Seller.  Seller and Buyer shall each have the right to terminate this Agreement at any time.  Notwithstanding the foregoing, any termination of this Agreement shall not affect Buyer’s security interest in the Collateral and Buyer’s ownership of the Purchased Receivables, and this Agreement shall continue to be effective, and Buyer’s rights and remedies hereunder shall survive such termination, until all transactions entered into and Obligations incurred hereunder or in connection herewith have been completed and satisfied in full.

17.

Titles and Section Headings.  The titles and section headings used herein are for convenience only and shall not be used in interpreting this Agreement.

18.

Other Agreements.  The terms and provisions of this Agreement shall not adversely affect the rights of Buyer or any other division or affiliate of Silicon Valley Bank under any other document, instrument or agreement.  The terms of such other documents, instruments and agreements shall remain in full force and effect notwithstanding the execution of this Agreement.  In the event of a conflict between any provision of this Agreement and any provision of any other document, instrument or agreement between Seller on the one hand, and Buyer or any other division or affiliate of Silicon Valley Bank on the other hand, Buyer shall determine in its sole discretion which provision shall apply.  Seller acknowledges specifically that any security agreements, liens and/or security interests currently securing payment of any obligations of Seller owing to Buyer or any other division or affiliate of Silicon Valley Bank also secure Seller’s obligations under this Agreement, and are valid and subsisting and are not adversely affected by execution of this Agreement.  Seller further acknowledges that (a)  any collateral under other outstanding security agreements or other documents between Seller and Buyer or any other division or affiliate of Silicon Valley Bank secures the obligations of Seller under this Agreement and (b)  a default by Seller under this Agreement constitutes a default under other outstanding agreements between Seller and Buyer or any other division or affiliate of Silicon Valley Bank.

     IN WITNESS WHEREOF, Seller and Buyer have executed this Agreement on the day and year above written.

SELLER:  Tanisys Technology, Inc.

By __/s/ TERRY REYNOLDS_________________

Title _Vice President _______________________

BUYER:

SILICON VALLEY BANK

By___/s/ William D. Nay, Jr.____________________

Title _Regional Market Manager_________________

Exhibit 10.46

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is made effective September 1, 2002, by and between TANISYS, INC., a Wyoming corporation, with principal offices located at 12201 Technology Blvd., Austin, Texas 78727 (hereinafter referred to as the “Company”), and Terry W. Reynolds, a resident of Pflugerville, Travis County, Texas, 78660 (hereinafter referred to as the “Employee”).

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

2.

Term.  Subject to the provisions hereof, the initial term of the Employee’s employment by the Company under this Agreement shall be for a period of  twelve (12)  months commencing on the date hereof. Beginning with the completion of the initial term of the Agreement (September 1, 2003), the Company will review the performance of the individual as well as the financial condition of the Company and consider, in it’s sole discretion, an extension of this Agreement.  If this Agreement is not extended for an additional twelve (12) months, then the Company will give Employee at least ninety (90) days written notice that the Agreement will not be extended.  Failure to extend the Agreement will not automatically indicate the Company is giving Employee notice of involuntarily termination or the desire of the Company to terminate employment. The term of the Employee’s employment hereunder, including any extension of the original term, is hereinafter referred to as the “Employment Period.”

1.

Position and Duties.   During the Employment Period, the Employee shall serve Vice President and Chief Financial Officer, with such assignments, powers and duties as are assigned or delegated to him by the President /Chief Executive Officer of Tanisys, Inc., or his authorized representative.  Such assignments, powers and duties may, from time to time, be modified by the Company, as the Company’s needs may require.  Employee may participate in social, civic, charitable, religious, business, educational or professional associations, so long as such participation would not materially detract from Employee’s ability to fully perform his duties under this Agreement. The Employee agrees to devote all of his business time and best efforts to the business of the Company and its Affiliates in the advancement of the best interests of the Company.  During the Employment Period, the Employee agrees to abide by all Company policies that may be in effect from time to time.

4.

Compensation.

A.

Salary.  For all services rendered by the Employee to the Company during the Employment Period, the Company shall pay the Employee a salary at an annualized rate of one hundred and forty thousand ($140,000).  The compensation is to be payable, subject to such withholdings as are required by law, in installments in accordance with the Company’s customary payroll practices.

B.

Transaction Bonus If during the Employment Period, should the Company undergo a Change of Control (as defined hereinafter) within three (3) years of the date of execution of this Agreement (as long as the employee is employed by Company) the Employee shall be entitled to consideration as shown on attached Exhibit A.  As used herein, “Change of Control” means a Board of Director approved and completed transaction or series of transactions (including any cash tender or securities exchange offer, merger, sale of assets or other business combination) as a result of which any person (other than the Company, an Affiliate of the Company or any employee benefit plan of the Company) shall become the beneficial owner of more than 40% of the aggregate combined voting power of all voting securities of the Company then outstanding.  If during the Employment Period the Employee is Involuntarily Terminated the above defined Transaction Bonus, as defined in Exhibit “A”,  will remain in effect and will be payable in full to Employee upon the Change of Control event.

C.

Incentive Bonus.   As additional compensation for services rendered under this Agreement, the Compensation Committee of the Board of Directors may, in its sole discretion and without any obligation to do so, declare that Employee shall be entitled to an annual or other incentive bonus plan (whether payable in cash, stock, stock rights or other property) as the Compensation Committee shall determine.  If any such bonus is declared, the bonus shall be payable in accordance with the terms prescribed by the Compensation Committee.

D.  Other Benefits.  Company shall pay directly or reimburse to the Employee all fees and other expenses related to maintaining a Certified Public Accountant (CPA) license, including but not limited to annual dues with the State of Texas Board of Public Accountancy, annual dues to state and national CPA professional organizations, and fees plus travel expenses required to obtain the appropriate level of continuing professional education as required by CPA licensing provisions.

E. Severance.  If applicable under the terms of this Agreement, the Company agrees to pay the equivalent of twelve (12) months salary ( or $140,000, on a gross basis) as a severance payment in the event of an “involuntary termination” (as defined below) or in conjunction with a “change in control” where the Employee is involuntarily terminated.).  In addition, the Company shall provide continuation of Employee’s health (medical, dental and vision) insurance, at no cost to Employee, for a period of twelve (12) full calendar months following the termination date.  These benefits will be in accord with the standard benefits afforded to all employees at the time of termination.

Payment to be made to Employee within 7 days of a qualifying termination. Such severance payment would be in addition to the above noted Transaction Bonus arrangement.

A Board of Directors approved liquidation of the Company does not constitute a Change in Control.

In the event of a “change of control” if the acquiring party and the Employee negotiate a new mutually agreed upon Employment Agreement, the severance payment under this Agreement will be null and void.

5.

Office Facilities.  During the Employment Period, the Company will furnish the Employee, without charge, suitable office facilities for the purpose of performing his duties hereunder, which facilities shall include secretarial, telephone, clerical and support personnel and services and shall be similar to those furnished to employees of the Company having comparable positions.

6.

Fringe Benefits; Vacations.  During the Employment Period, the Employee shall be entitled to participate in or receive benefits under such pension, medical and life insurance and other employee benefit plans of the Company which may be in effect from time to time, to the extent he is eligible under the terms of those plans, on the same basis as other employees of the Company having comparable positions.  The Employee shall be entitled to three (3) weeks vacations with pay annually.

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

8.

Termination.

A.

If the Employee dies or becomes disabled during the Employment Period, the Employee’s salary  under this Agreement or as an employee of the Company shall terminate at the conclusion of the current term employment period and no severance payment would be due to the Employee.   Any equity position in the Company held by the Employee, will be transferred to the Employee’s estate.  For purposes of this Agreement, the Employee shall be deemed to be “disabled” if, at any time during the Employment Period, the Employee shall have been unable to perform the essential duties of his employment hereunder, with or without accommodation, due to physical or mental incapacity for a period of ninety (90) days or any ninety (90) days in a period of two hundred seventy (270) days.

B.

An “involuntary termination” for the purposes of this agreement would include (a) termination by the Company of the Employee’s employment, other than for Cause, (b) the Employee’s relocation to a facility or location more than sixty (60) miles from the Employee’s present work facility or location, or (c) Company’s material alteration of the Employee’s job responsibilities, in each of these cases, without the Employee’s consent.

C.

If the Employee commits any act of malfeasance, or gross negligence, and therefore is terminated for cause, the Employment Period and the Employee’s salary, other compensation and other rights under this Agreement as an employee of the Company shall terminate immediately upon written notice from the Company to the Employee, but such termination shall not affect the liability of the Employee by reason of his malfeasance or gross negligence. In such a termination, Employee would not be due the severance in Section 4.E. of this Agreement.

D.

Not withstanding anything to the contrary of this agreement, in the event of a Board of Director approved liquidation of the Company, Employee is entitled to no severance payment.

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

The Employee agrees to return to the Company, within fifteen (15) days from the date of termination of his employment by the Company, all books, catalogues, customer lists, computer diskettes and files, Company credit cards and any other materials and documents relating to the Company and its services, systems, employees, customers, pricing practices, strategies, plans, general or specific “know-how,” training programs, methods of doing business, processes, programs, flow charts or equipment used in its business, or any other secret or confidential information (including, without limitation, any customer lists, trade secrets, future business plans or information concerning any work done by the Company for its customers or done in any effort to solicit or obtain customers) concerning the business and affairs of the Company or any of its Affiliates acquired or obtained by the Employee during the term of his employment by the Company.  The Employee agrees not to use or retain any copies of any such materials after the date of termination of his employment by the Company.

10.

Covenant Not to Compete.  To enforce the Non-disclosure Provision contained in Section 9 above, the Employee covenants and agrees that if he resigns, for remainder of the current Employment Period, he will not, directly or indirectly, except upon the written consent of the Company, own any interest in, render services or advice to or be engaged in any segment of a business of a company, partnership or firm (“Business Segment”) that is similar to or in competition with any significant business of the Company or its Affiliates which has been, is then or will in the future be marketed through the Company or any of its Affiliates in the geographic areas where the Company or any of its Affiliates had or solicited customers during the Employment Period, including but not limited to the following Business Segments:

(i)

Manufacturing, development or marketing of semiconductor memory testing or memory testing-related equipment or any other market that the Company has entered or is planning to enter during the current Employment Period.

The Employee agrees that from the date of his resignation to the conclusion of the current Employment Period the Employee will not, directly or indirectly, solicit or accept business from, or otherwise attempt to do business with, any customers of the Company (the “Non solicitation Provision”). This Non solicitation Provision shall be limited to the same specific geographic area noted above.

The Employee represents that his experience and capabilities are such that the restrictions contained herein will not prevent the Employee from obtaining employment, or otherwise earning a living, at the same general economic benefit as reasonably required by his and that he has, prior to the execution of this Agreement, carefully reviewed this Agreement.

There will be no Covenant Not to Compete if the Employee is terminated by the Company, for or without, Cause.  Section 9 and 10 and their provisions would be null and void.

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

2.

Indemnification.  The Employee agrees to indemnify, defend and hold the Company harmless from any and all claims, demands, activities, suits, allegations, actions or causes of action arising from or incident to, whether directly or indirectly, any malfeasance, gross negligence or omission on the part of the Employee in the conduct of his duties or any conduct outside the scope of his employment which may give rise to liability or potential liability on the part of the Company, its directors, officers, agents, representatives or employees.

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

21.

Notice.  All notices which are required or which may be given under this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person or three (3) days after being mailed by registered or certified first-class mail, postage prepaid, return receipt requested, if to the Employee at 1104 Brown Drive, Pflugerville, Texas 78660, or if to the Company, at the address listed above, or to such other address as either party shall have specified by written notice to the other party.

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

TANISYS TECHNOLOGY, INC.

By:  /s/ C. Lee Cooke, Jr.

By:  /s/ Terry W. Reynolds

      C. Lee Cooke, Jr.

       Terry W. Reynolds

      President & CEO

Exhibit 21.1

SUBSIDIARIES OF THE COMPANY

(1)

1st Tech Corporation, a Delaware corporation

(2)

DarkHorse Systems, Inc., a Delaware corporation

(3)

Rosetta Marketing and Sales, Inc., a Texas corporation