Form 10-Q
period 2002-12-31
TANISYS TECHNOLOGY INC
filed 2003-02-14
CIK 929775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicated below is the number of shares outstanding of the Registrant’s common stock at
February 14, 2003:

Number of Shares

Title of Class

    Outstanding

Common Stock, no par value

     24,147,534

TANISYS TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

PART I      FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets – December 31, 2002 and September 30, 2002……………       3

       Consolidated Statements of Operations - For the Three Months Ended

December  31, 2002 and 2001. .……………………………………….…………..….        4

Consolidated Statements of Cash Flows - For the Three Months  Ended

             December 31, 2002 and 2001 ..….….………………………………….……………..        5

       Notes to Interim Consolidated Financial Statements ……………………………………..       6

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of

                           Operations….………………………………………………………………………….      12

Item 3.

       Quantitative and Qualitative Disclosures About Market Risk…………………….………     16

Item 4.

       Controls and Procedures…………………………………………………………………..      16

PART II    OTHER INFORMATION

Item 1.          Legal Proceedings………………………………………………………………………….    16

Item 2.

       Changes in Securities and Use of Proceeds………………………………………………..    16

Item 6.

       Exhibits and  Reports on Form 8-K………………………………………………………..    17

Signatures ...………………………………………………………………………………………..…….    18

Certification of Chief Executive Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002……………………………………………………………….    19

Certification of Chief Financial Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002……………………………………………………………….    20

Exhibits

………………………………………………………………………………………………….     21

#

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

December 31,	September 30,
2002	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 10,258	$ 146,698
Trade accounts receivable, net of allowance for doubtful accounts of
$96,848 and $94,604, respectively	464,582	454,174
Inventory	436,916	416,528
Prepaid expenses and other	42,107	89,751
Total current assets	953,863	1,107,151
Property and equipment, net of accumulated depreciation of
$1,142,213 and $1,109,669, respectively	157,807	191,825
Other non-current assets	35,723	38,524
Total assets	$ 1,147,393	$ 1,337,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 672,127	$ 611,684
Accrued liabilities	326,559	471,056
Revolving credit note	266,638	151,627
Note payable to stockholder	44,116	43,138
Note payable Series A Preferred stockholders, net	1,930,542	1,607,006
Current portion of obligations under capital lease	15,799	15,520
Net current liabilities of discontinued operations	268,920	275,914
Total current liabilities	3,524,701	3,175,945
Long-term portion of obligations under capital lease	-	3,973
Total liabilities	3,524,701	3,179,918
Stockholders' equity (deficit):
Series A convertible preferred stock:
Preferred stock; $1 par value; 50,000,000 shares authorized:
15% Series A cumulative convertible preferred stock; $1 par value; 8,019,137 and 7,724,292 shares issued and outstanding, respectively	2,986,758	2,880,959
Common stock; no par value; 1,000,000,000 share authorized;
24,147,534 shares issued and outstanding	37,604,709	37,604,709
Additional paid-in capital	3,919,072	3,981,505
Accumulated deficit	(46,887,847)	(46,309,591)
Total stockholders' deficit	(2,377,308)	(1,842,418)
Total liabilities and stockholders' deficit	$ 1,147,393	$ 1,337,500

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months
Ended December 31,
2002	2001
Net sales	$ 714,548	$ 951,784
Cost of goods sold	344,887	482,430
Gross profit	369,661	469,354
Operating expenses:
Research and development	235,702	530,154
Sales and marketing	193,537	323,128
General and administrative	86,434	112,663
Depreciation and amortization	22,028	30,211
Total operating expenses	537,701	996,156
Operating loss Other income (expense):	(168,040)	(526,802)
Interest income	3	3,639
Interest expense	(16,206)	(17,031)
Interest expense – Series A debt discount	(323,536)	(323,536)
Other	32,822	(6,816)
Net loss	$ (474,957)	$ (870,546)
Loss from continuing operations	$ (474,957)	$ (870,546)
Preferred stock dividend	(103,300)	(99,897)
Net loss applicable to common stockholders	$ (578,257)	$ (970,443)
Basic loss per common share	$ (0.02)	$ (0.04)
Diluted loss per common share	$ (0.02)	$ (0.04)
Weighted average shares outstanding:
Basic	24,147,534	24,147,534
Diluted	24,147,534	24,147,534

The accompanying notes are an integral part of these interim consolidated financial statements.

#

TANISYS TECHNOLOGY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months
Ended December 31,
2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (474,957)	$ (870,546)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	36,410	50,705
Gain on sale of fixed assets	(90)	-
Amortization of debt discount interest expense	323,536	323,536
Preferred stock issued for services decrease in value	(62,431)	-
Changes in operating assets:
(Increase) decrease in accounts receivable, net	(10,409)	(346,767)
(Increase) decrease in inventory	(20,389)	86,995
(Increase) decrease in prepaid expenses and other	47,643	68,112
Increase (decrease) in accounts payable	60,443	(139,172)
Increase (decrease) in accrued liabilities	(144,497)	210,048
Net cash used in operating activities of continuing operations	(244,741)	(617,089)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	500	-
Net cash provided by investing activities of continuing operations	500	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock	2,500	-
Offering costs from Series A preferred stock issue	-	(14,158)
Proceeds on stockholder debt	978	20,000
Borrowings on revolving credit note	384,965	-
Repayments on revolving credit note	(269,953)	(88,456)
Payments on capital lease obligations	(3,695)	(3,400)
Net cash provided by (used in) financing activities of continuing operations	114,795	(86,014)
Net cash used in continuing operations	(129,446)	(703,103)
Net cash used in discontinued operations	(6,994)	(161,641)
Decrease in cash and cash equivalents	(136,440)	(864,744)
Cash and cash equivalents at beginning of period	146,698	1,369,988
Cash and cash equivalents at end of period	$ 10,258	$ 505,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 16,868	$ 18,735
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends paid in Series A preferred stock	103,300	99,897
Transfer of inventory to fixed assets	-	36,590

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for all periods.  It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2002 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 13, 2003.

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

Realization of Assets

The Company incurred an operating loss for the quarter ended December 31, 2002, and generated operating losses for its fiscal years 2002 and 2001, as well as having a history of losses prior to fiscal 2000.  At December 31, 2002, the Company had a working capital deficit of $2,570,838 and negative equity of $2,377,308.  The Company is also in default with the payment terms of many of its suppliers.  In addition, the Company has no access to additional working capital, all of its assets are pledged, and it has received a “going concern” opinion from its independent auditors for both fiscal years ended September 30, 2002 and 2001.  Therefore, there can be no assurances that the Company can continue its operations in the future.

NOTE 2.

DISCONTINUED OPERATIONS

On December 9, 1999, the Company sold certain assets of its memory module manufacturing business, including all the stock of Tanisys (Europe) Ltd., a wholly owned subsidiary of the Company located in Scotland.  The sale also included the assumption of certain liabilities by the buyer.  The results of the memory module manufacturing business have been classified as discontinued operations in all fiscal periods presented.

The loss on the sale, as well as the costs associated with the disposition of the memory module manufacturing business, has been recorded in the financial statements as of September 30, 1999.  As of December 31, 2002, remaining future costs associated with the disposition of the discontinued operations are $268,920, including actual and estimated remaining balances of terminated equipment and real estate leases, legal and professional fees, related vendor liabilities, and other miscellaneous accrued expenses.

NOTE 3: CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be classified as cash equivalents.  Cash equivalents are carried at cost, which approximates market value.  The Company places its cash investments in high credit quality instruments.

NOTE 4:  INVENTORY

Inventory consists of the following:

	December 31,	September 30,
	2002	2002
Raw materials	$ 342,651	$ 284,142
Work-in-process	56,317	48,301
Finished goods	37,948	84,085
Total inventory	$ 436,916	$ 416,528

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

NOTE 5:  REVOLVING CREDIT NOTE

On March 22, 2002, the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace the former Accounts Receivable Financing Agreement dated May 30, 2001.  As of December 31, 2002, the amount owed under this agreement was $266,638.  This loan facility provides for the financing of accounts receivable up to an aggregate face amount not to exceed $2,500,000 of which the Bank will loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  The finance charges for this loan facility are 1.5% per month of the average daily balance of the face amount of outstanding receivables financed by Silicon Valley Bank plus an administrative fee of 0.5% of the face amount of outstanding financed receivables as of the last business day of each month.  The Company is required to repurchase a receivable if it becomes more than 90 days old or if the debtor files for bankruptcy.  This agreement will expire on March 21, 2003.

.

NOTE 6:  DEBT

On August 13, 2001, the Company entered into a Series A Preferred Stock Purchase Agreement in conjunction with a private placement financing with an investment group led by New Century Equity Holdings Corp. (“New Century”) (Nasdaq: NCEH), a Delaware corporation.  The financing consisted of the issuance of 2,635,000 shares of the Company’s Series A Preferred Stock (see Note 7) and a note payable to the investors for the amount of $2,635,000.  An additional 7,200 shares of Series A Preferred Stock were issued in September 2001, in lieu of cash, for costs related to the offering as well as the issuance of a $7,200 note payable to the same individual.  Thus, the private placement issuance totaled 2,642,200 shares of Series A Preferred Stock and notes payable of $2,642,200.  The notes have no interest, cannot be prepaid, and mature on July 13, 2003.  Repayment of the notes can only be made with payments calculated by multiplying the excess of the quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) over specified financial targets less quarterly capital expenditures over $300,000 by 50%.  These calculated payments are to be paid until the debt has been repaid in full.  As of December 31, 2002, no payments have been made on these notes due to the Company’s failure to meet the specified financial targets used in calculating the payments as provided for in the August 13, 2001 Series A Preferred Stock Purchase Agreement and related documents.  However, if the debt has not been repaid in full on or before July 15, 2003, New Century may at its sole option require the Company to issue to the investors additional shares of Series A Preferred Stock equal to 50% of the then outstanding Common Stock, Preferred Stock, and any Common Stock equivalents on an as-if-converted and fully diluted basis.  The Company does not expect to meet these financial targets through the July 13, 2003 maturity date and, therefore, anticipates the additional issuance of Series A Preferred Stock as stated effective July 13, 2003.  The Company has granted a security interest in all of its assets to secure the obligation to make the payments subject to the security interest of the Company’s bank loan facility.

At August 13, 2001, the Company valued the notes payable to the Series A Preferred stockholders at $177,000, consisting of the face value of $2,642,200 and a discount on the debt of $2,465,200 to be amortized over the term of the note (see Note 7). For the quarters ended December 31, 2002 and 2001, the Company charged $323,536 of the discount on the debt to interest expense in each quarter.  At December 31, 2002, the note balance totaled $1,930,542, net of discount, and is due on July 13, 2003.

As of February 14, 2003, the Company is attempting to arrange additional financing to meet its working capital needs.  No assurances can be made as to whether or not such a financing will be consummated.

NOTE 7:  PREFERRED STOCK

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

In March 2002, the Company repurchased 121,856 shares of its Series A Preferred for $150,000 in accordance with a repurchase agreement with a certain investor.  The purchase amount is to be paid monthly through June 2003.  The amount owed totaled $110,000 and the balance due is included in net current liabilities of discontinued operations in the accompanying balance sheet at December 31, 2002.

Each share of Series A Preferred is immediately convertible into 33.334 shares of Common Stock.  The holders of the Series A Preferred are entitled to a cumulative annual dividend of 15%, payable quarterly, which, at the option of New Century may be paid in cash or in additional shares of Series A Preferred.

The Company recorded dividends, paid in Series A Preferred Stock, of 292,345 shares valued at $103,300 and 139,691 shares valued at $99,897 to the holders of the Company’s Series A Preferred Stock for the quarters ended December 31, 2002 and 2001, respectively.

The financing consisted of the issuance of 2,642,200 shares of the Company’s Series A Preferred Stock including the 7,200 shares for costs related to the offering and notes payable to the investors in the amount of $2,642,200 (see Note 6).

The holders of the Series A Preferred have a liquidation preference in the event of any liquidation, sale, merger or similar event, and have registration rights and other customary rights.  The Company has also issued a note payable to the Series A Preferred stockholders in the amount of $2,642,200 with repayments only to be made to the extent the Company’s cash flow meets certain levels.  In conjunction with the debt, the Company has granted a security interest in all of its assets to secure its obligation to make these payments subject to the security interest of the Company’s bank loan facility.  In addition, the Company has also agreed to issue additional shares of Series A Preferred equal to 50% of the then fully diluted Common Stock to the holders if the Company fails to repay the note, plus the mandatory dividends, by July 15, 2003.  The Company has also agreed to issue, at up to six different times, additional shares of Series A Preferred to the investors equal to 25% of the then fully diluted Common Stock if the Company fails to meet any of certain financial targets, beginning with the quarter ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003, and December 31, 2003.  On October 30, 2001, the Company issued 999,051 shares of Series A Preferred due to its failure to meet the financial targets for the quarter ended September 30, 2001 as set forth in the Series A Preferred Stock Purchase Agreement.  New Century received 400,794 of these shares of Series A Preferred.  On January 30, 2002, the Company issued 1,340,510 shares of Series A Preferred due to its failure to meet the December 31, 2001 financial targets, including 537,780 shares of Series A Preferred issued to New Century.  On July 31, 2002, the Company issued 1,693,696 shares of Series A Preferred due to its failure to meet the June 30, 2002 financial targets, including 657,091 shares of Series A Preferred issued to New Century.  On January 30, 2003, the Company issued 2,232,482 shares of Series A Preferred due to its failure to meet the December 31, 2002 financial targets, including 866,121 shares of Series A Preferred issued to New Century.  The Company does not expect to meet the specified financial targets for the six months ending June 30, 2003.

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

The Series A Preferred shares vote together with the Company’s Common Stock on an as-if-converted basis and not as a separate class.  Each share of Series A Preferred has a number of votes equal to the number of Common Stock shares then issuable upon conversion of such shares of the Series A Preferred Stock.  Upon the closing of the Purchase Agreement, the Series A Preferred stockholders had 78% of the combined eligible voting power of the outstanding Common Stock and Series A Preferred.  As of December 31, 2002, the Series A Preferred stockholders controlled 93.5% of the voting power of all stockholders of the Company.  If none of the financial targets included in the Purchase Agreement are met and the Company fails to pay the note payable to the Series A Preferred stockholders’ by July 13, 2003, then, by December 31, 2003, the Series A Preferred stockholders could potentially control approximately 94% of the voting power of the Company, inclusive of all potentially dilutive options and warrants.

In connection with the transaction described above, New Century, by authority designated in the Purchase Agreement, has the right to maintain the majority of Board members.  As of December 31, 2002, New Century holds three of the Company’s five Board positions including the Chairman of the Board.  Currently, only four Board positions are filled, with three being held by New Century.  In accordance with the Purchase Agreement, New Century has the right to maintain the majority of Board positions in the event the Board is expanded beyond its current number of five members.

NOTE 8:  STOCKHOLDERS’ EQUITY (DEFICIT)

On December 6, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission requesting that 7,000,000 shares of Common Stock be registered and set aside for the Company’s stock option plans.

NOTE 9:  EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarters ended December 31, 2002 and 2001, diluted income per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the assumed conversion of 8,019,137 and 3,834,171 shares of Series A Preferred Stock, respectively.  For the quarters ended December 31, 2002 and 2001, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been antidilutive.

The following table provides a reconciliation between net income and net income applicable to common stockholders, and between basic and diluted shares outstanding:

For the Three Months Ended
December 31,
2002	2001
Net loss	$ (474,957)	$ (870,546)
Less-
Series A Stock dividends	(103,300)	(99,897)
Net income applicable to common
stockholders (basic and diluted)	$ (578,257)	$ (970,443)
Weighted average number of common
shares used in basic earnings per share	24,147,534	24,147,534

Effect of dilutive securities: Stock options Warrants Preferred stock	- - -	- - -
Weighted average number of common shares and dilutive potential Common Stock used in dilutive earnings per share	24,147,534	24,147,534

NOTE 10:  RELATED PARTY TRANSACTIONS

On November 20, 2002, the Company consolidated its three separate notes payable to New Century  into one note payable of $44,116, which included accrued interest through November 20, 2002.  The note bore an interest rate of twelve percent (12%) per annum and had a maturity date of March 31, 2003.  At December 31, 2002, the Company owed New Century $44,116 on this note plus accrued interest of $609. Through ownership of the Company’s Series A Preferred Stock and its right to appoint the majority of the Board of Directors (see Note 7), at December 31, 2002, New Century had controlling interest in the Company.

The Company’s Chief Executive Officer and Chairman of the Board of Directors, Mr. C. Lee Cooke, Jr., was compensated by the Company through fees paid to Habitek International, an entity owned by Mr. Cooke.  For the quarter ended December 31, 2002, the Company incurred $31,407 in costs relating to Mr. Cooke’s services as Chief Executive Officer.

The Company recorded dividends of 113,411 shares valued at $40,077 and 56,038 shares valued at $40,077 of the Company’s Series A Preferred Stock to New Century for the quarters ended December 31, 2002 and 2001, respectively.

NOTE 11:  SUBSEQUENT EVENTS

On January 30, 2003, in accordance with the Series A Preferred Stock Purchase Agreement dated August 13, 2001, the Company issued 2,232,482 shares of Series A Preferred due to its failure to meet the December 31, 2002 financial targets, including 866,121 shares of Series A Preferred issued to New Century.  The Company does not expect to meet the specified financial targets for the six months ending June 30, 2003.

NOTE 12:  CONTINGENCIES

From time to time, the Company could become involved in litigation in the normal course of business.  Such litigation could require significant resources.  At December 31, 2002, the Company was not engaged in any litigation.

The Company relies on a combination of patents, trademarks, copyrights and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights.  There can be no assurance that there will not be any disputes regarding the Company’s intellectual property rights.  Additionally, competitors of the Company may be able to design around the Company’s patents.  To preserve its intellectual property rights in the event of a patent infringement, the Company could initiate litigation which would likely result in significant expense and divert the efforts of technical and management personnel.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of the interim consolidated financial condition and results of operations of the Company for the three months ended December 31, 2002 and 2001.  It should be read in conjunction with the unaudited interim Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission on January 13, 2003.  For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended September 30, 2002 and references to quarterly periods refer to the Company’s fiscal quarters ended December 31, 2002 and 2001.

Results of Operations

The following table sets forth certain consolidated operations data of the Company expressed as a percentage of net sales (unaudited) for the three months ended December 31, 2002 and 2001:

For the Three Months Ended December 31,
	2002	2001
Net sales	100%	100%
Cost of goods sold	48%	51%
Gross profit	52%	49%
Operating expenses:
Research and development	33%	55%
Sales and marketing	27%	34%
General and administrative	12%	12%
Depreciation and amortization	3%	3%
Total operating expenses	75%	104%
Operating loss Other income (expense):	(23%)	(55%)

Interest income	-	-
Interest expense	(2%)	(2%)
Interest expense-Series A debt discount	(45%)	(34%)
Other	4%	(1%)
Net loss Preferred stock dividends	(66%) (15%)	(92%) (10%)

Net loss applicable to common stockholders	(81%)	(102%)

Net Sales

Net sales consist of sales of production-level automated test equipment along with related hardware and software, less returns and discounts.  Continuing to be impacted by the worldwide semiconductor industry slowdown, net sales decreased 25% to $714,548 in the first quarter of fiscal 2003 from $951,784 in the same period last year. The Company’s customers depend upon the current and anticipated market demand for semiconductors and products that utilize semiconductors.  The slowdown in the worldwide semiconductor industry has resulted in significantly reduced levels of capital expenditures for semiconductor equipment, such as the Company’s automated test equipment.  This slowdown has had a severely negative impact upon the sales of the Company during the quarter ended December 31, 2002.  We do not believe that orders for the Company’s test systems were lost to competition, but instead have been delayed. In the meantime, the Company continues to enhance and broaden its product line to support all memory technologies in order to deliver high quality, cost effective and high-speed test systems to its customers when a recovering economy occurs.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs.  Cost of goods sold for the December 2002 quarter was $344,887, down in absolute dollars from the $482,430 of the previous year.  In terms of percent of sales, cost of goods sold decreased to 48% for the quarter ended December 31, 2002, from 51% for the quarter ended December 31, 2001.  The decrease in cost of goods sold in terms of dollars was due to lower sales volume in the December 2002 quarter, while the decrease in percentage of sales was due to the mix of products sold as well as the Company’s efforts to lower fixed manufacturing costs.

Gross profit for the December 2002 quarter was $369,661 as compared to $469,354 from the same quarter last year.  Gross profit as a percent of sales was 52% and 49% for the quarters ended December 30, 2002 and 2001, respectively.  The decrease in gross profit in terms of dollars and the increase in terms of percent of sales was due to the mix of products sold and lower sales volume in the December  2002 quarter as well as the Company’s efforts to lower fixed manufacturing costs.

Research and Development

Research and development expenses, which consist of all costs associated with the engineering design and testing of new technologies and products, were $235,702 for the first quarter of fiscal year 2003 as compared to $530,154 for the same quarter last year.  Costs reflect the ongoing development of test systems for both Double Data Rate (“DDR”) and Flash memory technologies, as well as a new distributed networking architecture that can be applied to all memory technologies.  The reduction in research and development expenses is a result of the timing in the development cycle of new products, a reduction in staffing, and the Company’s efforts to lower all operating costs.

The Company will continue to invest in research and development to design new test systems and enhance current test systems to meet the market demands for the testing of new memory technologies.  The Company expects research and development expenses to increase in terms of absolute dollars for the remainder of fiscal 2003.

Sales and Marketing

Sales and marketing expenses include compensation of sales and marketing related employees and independent sales representatives, plus costs for travel, advertising, trade shows and related overhead.  Expenses of $193,537 for the first fiscal quarter of 2003 were down when compared to $323,128 for the same quarter last year.  The decrease is due to a reduction in staffing and related salaries, commissions and expenses, plus a reduction in trade show expenses.  The Company continues to market its tests systems to the world’s largest semiconductor and memory module manufacturers.   The Company expects sales and marketing expenses to increase in terms of absolute dollars for the remainder of fiscal 2003.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including employee compensation and benefits, and support costs including utilities, insurance, professional fees and all costs associated with a reporting company.  General and administrative expenses for the first quarter of fiscal 2003 decreased 23% to $86,434 from $112,663 for the same quarter of fiscal 2002.  The decrease was primarily due to reductions in personnel costs and other actions taken to decrease general and administrative costs.  The Company believes that general and administrative expenses will remain flat for the remainder of fiscal 2003.

Depreciation and Amortization

Depreciation and amortization includes the depreciation for all fixed assets, exclusive of those used in the manufacturing process and included as part of “Cost of Goods Sold,” and the amortization of intangibles, including patents related to memory module test systems technology.  Depreciation and amortization decreased to $22,028 in the first quarter of fiscal 2003 from $30,211 in the same quarter of fiscal 2002.   The decrease reflects assets that have been fully depreciated.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense. Other income (expense) decreased to $306,917 in net other expense for the December 2002 quarter from $343,744 in net other expense from the same period last year.  Interest expense on the Company’s revolving credit note decreased slightly to $16,206 for the December 2002 quarter from $17,031 for the December 2001 quarter, while interest expense resulting from the amortization of debt discount on the note payable to the Series A Preferred stockholders was $323,536 in each of the December 2002 and 2001 quarters.  In addition, other income of $36,953 was recorded resulting from a decrease in the valuation of preferred stock issued for services to be rendered over a three-year period.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s estimated minimum contractual obligations and commercial commitments as of December 31, 2002:

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt (1)	$1,974,658	$1,974,658	$ -	$ -	$ -
Operating Leases	314,735	112,830	201,905	-	-
Capital Leases	15,799	15,799	-	-	-
Total Contractual Obligations	$2,305,192	$2,103,287	$ 201,905	$ -	$ -

(1) Included in debt is a note payable of $1,930,542 to the holders of the Company’s Series A Preferred Stock that is due on or before July 15, 2003.  This debt increases monthly due to the amortization of the debt discount to interest expense.  If not paid prior to July 13, 2003, the debt will accumulate to a total of $2,642,200 at its maturity date, July 13, 2003.

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

During the first quarter of fiscal 2003, the Company utilized $244,741 in cash flow from its operating activities of continuing operations primarily due to a net loss from operations and a decrease in accrued liabilities.  The Company also increased its revolving credit line by $115,012.  Cash and cash equivalents decreased by $136,440 during the quarter ended December 2002 resulting in $10,258 in unrestricted cash and a working capital deficit of $2,570,838 at December 31, 2002, a decrease in working capital of $502,044 from September 30, 2002, the Company’s most recent fiscal year end.

On March 22, 2002, the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace the former Accounts Receivable Financing Agreement dated May 30, 2001.  As of December 31, 2002, the amount owed under this agreement was $266,638.  This loan facility provides for the financing of accounts receivable up to an aggregate face amount not to exceed $2,500,000 of which the Bank will loan 80% on domestic accounts and 70% on eligible foreign accounts as determined solely by the Bank.  The finance charges for this loan facility are 1.5% per month of the average daily balance of the face amount of outstanding receivables financed by Silicon Valley Bank plus an administrative fee of 0.5% of the face amount of outstanding financed receivables as of the last business day of each month.  The Company is required to repurchase a receivable if it becomes more than 90 days old or if the debtor files for bankruptcy.  This agreement will expire on March 21, 2003.

As of February 14, 2003, the Company is attempting to arrange additional financing to meet its working capital needs.  No assurances can be made as to whether or not such a financing will be consummated.

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

Significant Customer Concentration

A significant percentage of the Company’s net sales is produced by a relatively small number of customers.  In the first quarter of fiscal 2003, the ten largest customers accounted for approximately 100% of net sales compared to approximately 99% in the same period last year.  The top three customers represented 52%, 32%, and 6% of sales, respectively, in the quarter ended December 31, 2002.  Five customers were included in both top ten customer lists for the first fiscal quarters of 2003 and 2002; they accounted for approximately 9% of sales in the first quarter of fiscal 2003 and approximately 40% of sales in the first quarter of fiscal 2002.

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

Certain Events Occurring Subsequent to December 31, 2002

On January 30, 2003, the Company issued 2,232,482 shares of Series A Preferred due to its failure to meet the December 31, 2002 financial targets, including 866,121 shares of Series A Preferred issued to New Century.  The Company does not expect to meet the specified financial targets for the six months ending June 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

Item 4.   Controls and Procedures

Within 90 days prior to the filing of this quarterly report on Form 10-Q, the chief executive officer and chief financial officer of the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported to them in a timely manner.  There have been no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information on the Company’s legal proceedings is contained in this Form 10-Q for the quarterly period ended December 31, 2002 in “Part 1 Financial Information” under the caption “Notes to Consolidated Financial Statements” under “Note 12: Contingencies,” and is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

(a)

Not applicable.

(b)

Not applicable.

(c)

On August 13, 2001, the Company issued 2,635,000 shares of its Series A Preferred Stock in a private financing for consideration of $2,635,000.  On September 28, 2001, the Company issued an additional 7,200 shares of Series A Preferred Stock for services rendered.  The shares of Series A Preferred Stock issued in the private financing are restricted securities.  The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended.  Information on the Series A Preferred Stock transaction is contained in this Form 10-Q for the quarterly period ended December 31, 2002 in “Part 1 Financial Information” under the caption “ Notes to Consolidated Financial Statements” under “Note 7: Preferred Stock” and is incorporated herein by reference.

In accordance with the Series A Stock Purchase Agreement executed on August 13, 2001 in conjunction with the private placement discussed above, the Company has issued additional shares of Series A Preferred Stock for no proceeds.  On January 30, 2003, the Company issued 2,232,482 shares of Series A Preferred due to its failure to meet the financial targets for the six months ended December 31, 2002 as set forth in the Series A Preferred Stock Purchase Agreement.

(d)

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Exhibits

 The exhibits listed below are filed as part of this report.

Exhibit

Number

Description

99.1

Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2

Certification of Chief Financial Officer Officer in accordance with Section 906 of           the Sarbanes-Oxley Act of 2002. (filed herewith)

(b)

Current Reports on Form 8-K:

The Company filed one report on Form 8-K during the quarter ended December 31, 2002, as follows:

1.

A Form 8-K was filed on November 1, 2002, announcing the engagement of Burton, McCumber & Cortez, L.L.P. as the Company’s independent auditors for the fiscal year ending September 30, 2002, replacing the Company’s previous auditors, Brown, Graham and Company P.C.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANISYS TECHNOLOGY, INC.

Date:  February 14, 2003

By: /s/CARLTON LEE COOKE, JR.

Carlton Lee Cooke, Jr.

President, Chief Executive Officer

and Chairman of the Board of Directors

Date:  February 14, 2003

By: /s/TERRY W. REYNOLDS

Terry W. Reynolds

Vice President of Finance and Chief Financial Officer

 (Duly authorized and Principal Accounting Officer)

#

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carlton Lee Cooke, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Tanisys Technology, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 14, 2003

/s/ Carlton Lee Cooke, Jr.

President, Chief Executive Officer

and Chairman of the Board of Directors

#

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry W. Reynolds, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Tanisys Technology, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 14, 2003

/s/ Terry W. Reynolds________________

Vice President and Chief Financial Officer

#

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

IN ACCORDANCE WITH SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the quarterly report of Tanisys Technology, Inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Carlton Lee Cooke, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(1)

The Form 10-Q report for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003, fully complies with the requirements of Section 13(a) or15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-Q report for the quarter ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Tanisys Technology, Inc.

By: /s/ Carlton Lee Cooke, Jr.

Date: February 14, 2003

Carlton Lee Cooke, Jr.

President, Chief Executive Officer

and Chairman of the Board of Directors

#

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

IN ACCORDANCE WITH SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the quarterly report of Tanisys Technology, Inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Terry W. Reynolds, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(1)

The Form 10-Q report for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003, fully complies with the requirements of Section 13(a) or15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-Q report for the quarter ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Tanisys Technology, Inc.

By: /s/ Terry W. Reynolds

Date: February 14, 2003

Terry W. Reynolds

Vice President and Chief Financial Officer

#